Form 10-Q
period 1994-12-31
COMMNET CELLULAR INC
filed 1995-02-13
CIK 787912

                                    FORM 10-Q

                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

(Mark one)
  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  December 31, 1994

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    ------------

                        Commission file number:  0-15056

                              COMMNET CELLULAR INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                        84-0924904
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    5990 GREENWOOD PLAZA BOULEVARD, SUITE 300
                            ENGLEWOOD, COLORADO 80111
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303/694-3234
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     --------

The number of shares of the registrant's Common Stock outstanding as of February 8, 1995 was 11,782,895.

                              COMMNET CELLULAR INC.
                          Form 10-Q - December 31, 1994


                                      INDEX


PART I         FINANCIAL INFORMATION                                        PAGE
- - ------         ---------------------                                        ----

Item 1         Financial Statements

               Consolidated Condensed Balance Sheets -
                  December 31, 1994 and September 30, 1994                    1

               Consolidated Condensed Statements of Operations -
                  Three Months Ended December 31, 1994
                  and December 31, 1993                                       3

               Consolidated Condensed Statements of Cash Flows -
                  Three Months Ended December  31, 1994
                  and December 31, 1993                                       4

               Notes to Consolidated Condensed Financial
                  Statements                                                  7

Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  9


PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                             20
Item 6         Exhibits and Reports on Form 8-K                              21

                              COMMNET CELLULAR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          December 31,        September 30,
                            ASSETS                            1994                1994
                            ------                            ----                ----
                                                           (unaudited)
Current assets:
  Cash and cash equivalents                               $ 15,297,932        $  2,081,591
  Available-for-sale securities                             11,284,638          21,198,698
  Accounts receivable, net of allowance for doubtful
    accounts of $2,169,821 and $2,677,124 at
    December 31, 1994 and September 30, 1994,
    respectively                                            13,179,330          12,706,452
  Inventory and other                                        7,274,001           7,316,770
                                                          ------------        ------------
      Total current assets                                  47,035,901          43,303,511

Investment in and advances to affiliates                    64,713,279          61,908,761

Investment in cellular system equipment                     15,120,755           9,732,075

Property and equipment, at cost:
  Cellular system equipment                                 84,322,193          79,215,294
  Land, buildings and improvements                          18,438,616          17,361,917
  Furniture and equipment                                   15,035,743          14,796,494
                                                          ------------        ------------

                                                           117,796,552         111,373,705
  Less accumulated depreciation                             34,616,231          31,455,978
                                                          ------------        ------------

      Net property and equipment                            83,180,321          79,917,727

Other assets, less accumulated amortization of
  $26,772,869 and $25,979,913 at
  December 31, 1994 and September 30, 1994,
  respectively:
    FCC licenses and filing rights                          81,227,399          80,458,461
    Deferred loan costs and other                            6,188,036           6,432,286
                                                          ------------        ------------

      Total other assets                                    87,415,435          86,890,747
                                                          ------------        ------------

                                                          $297,465,691        $281,752,821
                                                          ------------        ------------
                                                          ------------        ------------


                             See accompanying notes.

                              COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                                          December 31,         September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                          1994                1994
                                                              ----                ----
                                                           (unaudited)
Current liabilities:
  Accounts payable                                       $  13,137,751       $  10,327,933
  Accrued liabilities                                        4,715,038           3,441,149
  Accrued interest                                           3,927,016           2,331,034
  Current portion of long-term debt                          1,090,870           1,090,870
  Obligation under capital leases due within one year          526,516             588,025
                                                         -------------       -------------

      Total current liabilities                             23,397,191          17,779,011


Long-term debt:
  Secured bank financing                                    63,584,383          50,448,361

  Obligation under capital leases due after one year           685,017             785,082

  11 3/4% senior subordinated discount notes               116,266,324         112,979,725

  Convertible subordinated debentures                       79,697,000          79,700,000

Minority interests                                           4,030,419           4,154,175

Commitments

Stockholders' equity :
  Preferred Stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued                                     -                   -
  Common Stock, $.001 par value; 40,000,000 shares
    authorized; 11,747,841 and 11,739,108 shares issued
    at December 31, 1994 and September 30, 1994,
    respectively                                                11,748              11,739
  Capital in excess of par value                           117,257,820         117,146,376
  Unrealized losses on available-for-sale securities          (225,195)           (450,311)
  Accumulated deficit                                     (107,239,016)       (100,801,337)
                                                         -------------       -------------

      Total stockholders' equity                             9,805,357          15,906,467
                                                         -------------       -------------

                                                          $297,465,691        $281,752,821
                                                         -------------       -------------
                                                         -------------       -------------


                             See accompanying notes.

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              For the three months ended
                                                           December 31,        December 31,
                                                               1994                1993
                                                               ----                ----
Revenues:
  Cellular service                                         $12,074,816         $ 7,114,893
  Roaming                                                    4,633,848           3,651,575
  Equipment sales                                            2,566,799           2,003,810
                                                           -----------         -----------

                                                            19,275,463          12,770,278

Costs and expenses:
  Cellular operations:
    Cost of cellular service                                 3,835,135           2,204,494
    Cost of equipment sales                                  2,628,119           2,254,968
    General and administrative                               4,842,894           3,601,353
    Marketing and selling                                    5,451,690           3,225,216
    Depreciation and amortization                            3,397,202           2,390,391
  Corporate:
    General and administrative                               1,920,014           1,671,782
    Depreciation and amortization                              576,663             636,205
    Less amounts allocated to
      nonconsolidated affiliates                            (1,554,870)         (1,492,834)
                                                           -----------         -----------

                                                            21,096,847          14,491,575
                                                           -----------         -----------

Operating loss                                              (1,821,384)         (1,721,297)

Equity in net loss of affiliates                            (1,081,833)         (1,683,079)
Minority interest in net income of consolidated affiliates    (123,483)                  -
Gain on sales of affiliates and other                           67,247             655,827
Interest expense                                            (6,270,842)         (5,501,535)
Interest income                                              2,792,616           3,536,857
                                                           -----------         -----------

Net loss                                                   $(6,437,679)        $(4,713,227)
                                                           -----------         -----------
                                                           -----------         -----------

Net loss per common share                                  $     (0.55)        $     (0.42)
                                                           -----------         -----------
                                                           -----------         -----------

Weighted average shares outstanding                         11,743,513          11,239,753
                                                           -----------         -----------
                                                           -----------         -----------


                             See accompanying notes.

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              For the three months ended
                                                           December 31,        December 31,
                                                               1994                1993
                                                               ----                ----
Operating activities:
  Net loss                                                 $(6,437,679)       $ (4,713,227)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Minority interest                                          123,483                   -
    Depreciation and amortization                            3,973,865           3,026,596
    Equity in net loss of affiliates                         1,081,833           1,683,079
    Gains on sales of affiliates and other                     (67,247)           (655,827)
    Loss on sale of available-for-sale securities              221,598                   -
    Interest expense on 11 3/4% senior
      discount notes                                         3,286,599           2,870,830
    Accrued interest on advances to affiliates              (2,855,547)         (2,765,427)

Change in operating assets and liabilities, net of
  effects from consolidating acquired interests:
  Accounts receivable                                         (472,878)           (666,827)
  Inventory and other                                           42,769            (901,867)
  Accounts payable and accrued liabilities                    (648,985)            473,402
  Accrued interest                                           1,586,149            (468,427)
                                                           -----------        ------------
    Net cash used by operating activities                     (166,040)         (2,117,695)

Investing activities:
  Purchase of available-for-sale securities                          -            (705,698)
  Sale of available-for-sale securities                      9,927,411           3,132,076
  Additions to investments in and advances
    to affiliates                                             (964,956)         (1,209,230)
  Additions to investment in cellular
    system equipment                                        (5,388,680)         (1,156,153)
  Additions to property and equipment                       (1,715,378)         (2,398,639)
  Reductions (additions) to other assets                        (8,934)             81,921
  Proceeds from sales of interests in affiliates                50,000           2,075,700
  Purchase of interests in affiliates, net of cash
    acquired and net of assets and liabilities
    recorded due to consolidation                           (1,600,000)        (10,194,660)
                                                           -----------        ------------

           Net cash provided (used) by
             investing activities                              299,463         (10,374,683)



                             See accompanying notes.

                              COMMNET CELLULAR INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                              For the three months ended
                                                           December 31,        December 31,
                                                               1994                1993
                                                               ----                ----
Financing activities:
  Proceeds from secured bank financing                      13,408,741             220,243
  Payments of secured bank financing                          (272,719)           (555,441)
  Reduction of obligation under capital leases                (161,574)            (59,458)
  Issuance of Common Stock, net of offering costs              108,470           1,009,426
                                                           -----------         -----------
           Net cash provided by financing activities        13,082,918             614,770
                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents        13,216,341         (11,877,608)

Cash and cash equivalents at beginning of period             2,081,591          45,660,761
                                                           -----------         -----------

Cash and cash equivalents at end of period                 $15,297,932         $33,783,153
                                                           -----------         -----------
                                                           -----------         -----------


                             See accompanying notes.

                              COMMNET CELLULAR INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                              For the three months ended
                                                           December  31,       December 31,
                                                               1994                1993
                                                               ----                ----
Supplemental schedule of additional cash flow
  information and noncash activities:

  Cash paid during the three-month period
    for interest                                            $1,388,261         $ 1,924,031


  Purchase of cellular system equipment through
    accounts payable                                         4,732,692           1,565,523


  Purchases of interests in affiliates financed with
    Common Stock                                                     -              72,519


  Conversion of convertible subordinated
    debentures to Common Stock                                   2,983          37,811,450


                             See accompanying notes.

                              COMMNET CELLULAR INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     1.   BASIS OF PRESENTATION

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1992, 1993 and 1994 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results for a full year.


     2.   SHORT-TERM INVESTMENTS

          On September 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified all short-term investments as available-for-sale. In accordance with the Statement, prior-period financial statements have not been restated to reflect the change in accounting principle. The impact of adopting Statement 115 is not material to the comparability of the financial statements presented.

     3.   BUSINESS ACQUISITIONS AND DISPOSITION

          During the three months ended December 31, 1994, the Company acquired an additional interest in an affiliated corporation. As a result of this transaction, intangible assets increased by approximately $1,369,000.

     4.   STOCKHOLDERS' EQUITY

          Changes to Common Stock during the three months ended December 31, 1994 were as follows:

                                                     Common Stock              Capital in
                                                     ------------              Excess of
                                               Shares          Amount          Par Value
                                               ------          ------          ----------
          Balance at September 30, 1994      11,739,108        $11,739        $117,146,376

          Issuance of Common Stock:
               Exercise of options                8,625              9             108,461
               Debenture conversion                 108              -               2,983
                                             ----------        -------        ------------

          Balance at December 31, 1994       11,747,841        $11,748        $117,257,820
                                             ----------        -------        ------------
                                             ----------        -------        ------------

                              COMMNET CELLULAR INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     5.   INCOME TAXES

          For the quarter ended December 31, 1994, the Company did not record any current or deferred tax expense. Current tax expense is attributable to net income. As the Company is reporting a net loss for the quarter ended December 31, 1994, no current tax expense is necessary.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the quarter ended December 31, 1994, the Company still has a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense is necessary.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 42 markets, all of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended December 31, 1994. The results of operations of 39 markets, 36 of which were consolidated the entire quarter, are included in the consolidated results for the quarter ended December 31, 1993. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to December 31, 1993. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended December 31, 1994, 34 markets were accounted for under the equity method, compared to 39 such markets for the quarter ended December 31, 1993. Markets in which the Company's interest in the affiliate or the affiliate's interest in the licensee is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarter ended December 31, 1994, compared to six such markets for the quarter ended December 31, 1993.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from the Company's short-term investments. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone
systems.   Such loans are financed with funds borrowed by CIFC from CoBank, ACB
("CoBank") and from the Company and bear interest at a rate 1% above CoBank's average rate. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993. As of December 31, 1994, the Company held interests in 84 Rural Service Area ("RSA") markets and 10 Metropolitan Statistical Area ("MSA") markets compared to 72 RSA markets and 12 MSA markets as of December 31, 1993. All markets in which the Company held an interest were operational as of such dates.

     Cellular service revenues, including roaming revenues, increased 55% from $10,766,000 for the quarter ended December 31, 1993 to $16,709,000 for the quarter ended December 31, 1994. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 36 during the quarter ended December 31, 1993 to 42 during the quarter ended December 31, 1994. Growth in subscribers accounted for 91% of the increase, and the number of consolidated markets accounted for 9% of the increase.

     Average monthly revenue per subscriber decreased from $80 for the quarter ended December 31, 1993 to $69 for the quarter ended December 31, 1994. Most of the decline is attributable to a per subscriber reduction in roaming revenues from $26 for the quarter ended December 31, 1993 to $19 for the quarter ended December 31, 1994. Roaming revenues, derived primarily from use of the Company's network by customers of other carriers, increased 27% or $982,000 from $3,652,000 to $4,634,000, but at a slower rate than the 76% growth in the Company's customer base. The remainder of the decline reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

     Cost of cellular service includes four major components: the variable cost of interconnection to the landline telephone system, the semi-fixed cost of leasing facilities, the semi-fixed cost related to switching capacity and the operational overhead cost to maintain and monitor the cellular network, which tends to be fixed. Cost of service increased as a percentage of service revenues from 20% for the quarter ended December 31, 1993 to 23% for the quarter ended December 31, 1994, primarily due to an increase in costs related to interconnect service. Cost of service as a percentage of revenues is expected to decline slightly from this level as additional subscribers are added because revenues are expected to increase at a faster rate than cost of service.

     Cellular equipment revenues increased 28% from $2,004,000 for the quarter ended December 31, 1993 to $2,567,000 for the quarter ended December 31, 1994. The growth was due to the increase in the number of subscribers added, which accounted for $517,000, or 92%, of the increase. In addition, growth resulted from an increase in the number of consolidated markets operated during the quarter which represented $46,000, or 8%, of the increase. Cost of equipment sales increased 17% from $2,255,000 for the quarter ended December 31, 1993 to $2,628,000 for the quarter ended December 31, 1994. To enhance subscriber growth, the Company has sold cellular equipment sometimes below cost. However, the equipment sales margin improved for the quarter ended December 31, 1994, as compared to the quarter ended December 31, 1993 as the Company focused on minimizing equipment discounting.

     General and administrative costs of cellular operations increased 34% from $3,601,000 for the quarter ended December 31, 1993 to $4,843,000 for the quarter ended December 31, 1994, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, roaming validation services and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 33% for the quarter ended December 31, 1993 to 29% for the quarter ended December 31, 1994. Future decreases are anticipated because revenues are expected to increase at a faster rate than general and administrative costs.

     Marketing and selling costs increased 69% from $3,225,000 for the quarter ended December 31, 1993 to $5,452,000 for the quarter ended December 31, 1994, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 10% from $504 for the quarter ended December 31, 1993 to $453 for the quarter ended December 31, 1994, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company experienced higher activations from retail channels than expected during the quarter ended December 31, 1994 at higher marginal commission rates. Consistent with this trend, the Company has begun a program to expand its own retail presence to capitalize on retail trade while driving down commission costs. Results of this program are expected by the fourth fiscal quarter of 1995.

     Depreciation and amortization relating to cellular operations increased from $2,390,000 for the quarter ended December 31, 1993 to $3,397,000 for the quarter ended December 31, 1994, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the quarter ended December 31, 1993 were $815,000, which represented gross expenses of $2,308,000 less amounts allocated to affiliates of $1,493,000.

Corporate costs and expenses for the quarter ended December 31, 1994 were $942,000, which represented gross expenses of $2,497,000 less amounts allocated to affiliates of $1,555,000. The increase in expenses and amounts allocated to affiliates reflects an increase in corporate costs related to financing activities, equipment distribution and other corporate functions, some of which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 36% from $1,683,000 for the quarter ended December 31, 1993 to $1,082,000 for the quarter ended December 31, 1994. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at December 31, 1994 compared to December 31, 1993 due to increasing penetration and subscriber usage. This has caused a consistent trend of improved operating results. In addition, equity in net loss of affiliates has decreased as fewer markets are being accounted for under the equity method.

     Interest expense increased 14% from $5,502,000 for the quarter ended December 31, 1993 to $6,271,000 for the quarter ended December 31, 1994 due to higher secured bank financing balances. Cash paid for interest decreased 28% from $1,924,000 for the quarter ended December 31, 1993 to $1,388,000 for the quarter ended December 31, 1994.

     Interest income decreased 21% from $3,537,000 for the quarter ended December 31, 1993 to $2,793,000 for the quarter ended December 31, 1994. The decrease is primarily related to the increase in the number of markets consolidated for the quarter ended December 31, 1993, compared to the quarter ended December 31, 1994. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction. Additionally, interest income for the quarter ended December 31, 1994 declined due to lower short-term investment balances.

ACQUISITIONS AND SALES

     In November 1994, the Company purchased an additional interest in an affiliated corporation for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of said interest to the other shareholders on a pro-rata basis for approximately $450,000 in cash.

     In January 1995, the Company sold a wholly-owned subsidiary for approximately $86,000 which resulted in a loss of approximately $250,000.

     In January 1995, an affiliate of the Company transferred its 25% interest in one unmanaged RSA market to a partner in said market pursuant to a judgment issued in a pending suit. The judgment is currently being appealed. The affiliate received approximately $1,699,000 upon transfer of the interest which resulted in a gain of approximately $400,000.

     In January 1995, the Company purchased an additional 50% interest in an affiliated corporation for approximately $199,000 which was paid by the issuance of 7,354 shares of the Company's Common Stock.

     The Company has also entered into agreements to acquire the interests of one or more independent telephone companies in nine entities which are affiliates of the Company for an aggregate purchase price of approximately $3,242,000 payable by the issuance of shares of the Company's Common Stock. In addition, the Company has entered into agreements to acquire additional limited partnership interests in two managed RSA markets for approximately $1,233,000 payable in cash.

     The Company has initiated discussions regarding possible acquisition of markets or interests in Iowa, North Dakota, Kansas and Nebraska. Such acquisitions will be pursued to the extent they enhance or extend the Company's network and increase shareholder value. Accordingly, there can be no assurance that any such acquisitions will be consummated.

CHANGES IN FINANCIAL CONDITION

     Net cash used by operating activities was $166,000 during the three months ended December 31, 1994. This was primarily due to an increase to accrued interest of $1,586,000 reduced by increases of $473,000 to accounts receivable and $649,000 to accounts payable. Additionally, a loss of $222,000 was recognized on the sale of available-for-sale securities during the quarter. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

     Net cash provided by investing activities was $299,000 for the three months ended December 31, 1994. This was due primarily to the sale of available-for-sale securities which provided $9,927,000, offset by $5,389,000 required to fund the purchase of property and equipment, $1,715,000 to increase the investment in cellular system equipment, and $965,000 used for additions to investments in and advances to affiliates. In addition, the Company used $1,600,000 to acquire an additional interest in an affiliate.

     Net cash provided by financing activities was $13,083,000 for the three months ended December 31, 1994. These proceeds include $13,136,000 of cash from incremental secured bank financing and $108,000 of cash from the issuance of Common Stock upon exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist primarily of its obligations to fund capital and operating requirements of its affiliates and interest payments on its indebtedness. The Company historically has met these requirements through sales of debt and equity securities and through bank and vendor financing.

     CIFC has entered into loan agreements ("Credit Agreements") pursuant to which CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems and to the Company for the construction and expansion of switches. As of December 31, 1994, the outstanding balance under the Credit Agreements was approximately $64,418,000. The Credit Agreements provide for interest at 1% over prime on variable-rate loans or 2.25% over the London Interbank Offered Rate ("LIBOR") on fixed-rate loans. The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has exercised options to fix interest rates on approximately $35,090,000 of its long-term debt payable to CoBank. Rates were fixed between 10.8% and 10.9% for five-year periods terminating in 1996.

     The Credit Agreements prohibit the payment of cash dividends, prohibit any other senior borrowings, limit the use of borrowings, restrict expenditures for certain acquisitions and investments, require the maintenance of certain minimum levels of net worth, working capital; cash and operating cash flow and require the maintenance of certain liquidity, capitalization, debt, debt service and operating cash flow ratios. The requirements of the Credit Agreements were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the Credit Agreements. CoBank has sold participations in the Credit Agreements to two other financial institutions whose approval may be required for waivers or other amendments to the Credit Agreements requested by CIFC or the Company.

     The Company plans to continue to construct additional cell sites over the fiscal year to expand cellular coverage within its managed markets. The additional coverage will increase the Company's covered pops to approximately 90% of the total population of the managed markets and will increase the covered highway miles to approximately 16,000. Based on the current operating plan, the Company believes its estimated future operating cash flow as well as existing cash balances, short-term investments and unused commitments under the Credit Agreements will be sufficient to meet estimated future capital requirements, including construction of additional cell sites.

     As of December 31, 1994, the Company had funding sources of approximately $92,165,000 which consisted of cash, cash equivalents and short-term investments of $26,583,000 and unused commitments under the Credit Agreements of $65,582,000.

     The Company expects to generate operating income before depreciation and amortization ("EBITDA") for fiscal year 1995 based on current Company trends in subscriber revenue and expense growth. A continuation of these trends would be consistent with the historical operating performance of more established industry operators, particularly larger MSA operators with longer operating histories. However, there can be no assurance that these trends will continue and will result in sufficient operating cash flow to meet debt service and capital expenditure requirements. If such trends do not continue, the Company will have to raise funds through other means, including refinancing or securities offerings, or reduce capital expenditures.

                            SUPPLEMENTAL INFORMATION


     GENERAL. The Company operates, manages and finances cellular telephone systems, primarily in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,124,000 net Company pops in 93 markets located in 16 states. These markets consist of 83 RSA markets having a total of 6,152,000 pops and 10 MSA markets having a total of 1,274,000 pops, of which the Company's interests represent 2,514,000 net Company pops and 610,000 net Company pops, respectively. Pops refers to the estimated population of a market as initially licensed by the FCC. As the five-year fill-in period for each market expires, the manner of calculating the number of pops will change to reflect the CGSA of each market instead of the geographic boundaries originally established by the FCC. Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated its efforts on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company (the "network"). Within the network, the Company provides substantially all of the services typically offered by landline telephone systems, including custom calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. The network currently consists of 55 markets spanning eight states, comprised of 48 RSA markets and 7 MSA markets. The Company's interests in these managed markets represent 2,717,000 net Company pops, constituting approximately 87% of total net Company pops. As of December 31, 1994, the RSA and MSA markets managed by the Company had 80,216 and 34,702 subscribers, respectively, or a total of 114,918.

     Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of February 6, 1994, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

                                      Company         Affiliate(s)                                 Net
    MSA or                          Interest in        Interest in           1993                Company
RSA Code (1)        State         Affiliate(s)(2)     Licensee (3)     Population (4)(8)        Pops (5)
- - ------------    -------------     ---------------     ------------     -----------------        --------
MSAs:
141             Minnesota             49.00%            16.34% LP             229,336              18,362
185             Indiana              100.00%            16.67% LP             169,124              28,193
241*(6)(7)      Colorado              73.99%           100.00% GP             124,638              92,220
253*(6)(7)      Iowa                  74.50%           100.00% GP             117,652              87,651
267*(6)(7)      South Dakota         100.00%            51.00% GP             131,561              67,096
268*            Montana               49.00%            90.00% GP             119,363              52,639
279             Maine                 33.33%            33.33% GP             103,417              11,488
289*(6)(7)      South Dakota         100.00%           100.00% GP             111,371             111,371
297*(6)(7)      Montana              100.00%           100.00% GP              80,098              80,098
298*(6)(7)      North Dakota         100.00%            70.00% GP              86,977              60,884
                                                                            ---------             -------

Total MSA                                                                   1,273,537             610,002

                                      Company        Affiliate(s)                         Net
 MSA or                             Interest in      Interest in          1993          Company
RSA Code(1)          State        Affiliate(s)(2)    Licensee(3)    Population(4)(8)    Pops(5)
- - -----------     --------------    ---------------    ------------   ----------------    -------
RSAs:
348*(7)         Colorado               10.00%          100.00% GP         43,672          4,367
349*(6)(7)      Colorado               58.60%          100.00% GP         61,659         36,132
351*(6)(7)      Colorado               61.75%          100.00% GP         62,916         38,851
352*(6)(7)      Colorado               66.00%          100.00% GP         25,783         17,017
353*(6)(7)      Colorado              100.00%           75.00% GP         65,251         48,938
354*(7)         Colorado               61.75%           80.00% GP         44,328         21,898
355*(7)         Colorado               49.00%          100.00% GP         44,194         21,655
356*(7)         Colorado               49.00%          100.00% GP         27,259         13,357
389             Idaho                  49.00%           50.00% LP         64,671         15,844
390             Idaho                  49.00%           33.33% LP         15,485          2,529
392*(6)(7)      Idaho (B1)            100.00%          100.00% LP        132,888        132,888
393*(6)(7)      Idaho                  91.64%          100.00% GP        280,569        257,113
415             Iowa                   49.00%           20.64% LP        155,247         15,701
416             Iowa                   49.00%           78.57% LP        108,129         41,629
417*(6)(7)      Iowa                  100.00%          100.00% GP        152,597        152,597
419*            Iowa                   49.00%           91.67% GP         54,659         24,552
420*(6)(7)      Iowa                  100.00%          100.00% GP         63,458         63,458
424             Iowa                   49.00%           30.00% LP         66,743          9,811
425*            Iowa                   49.00%           27.11% LP        108,426         14,403
426*(7)         Iowa                   52.65%           93.33% GP         84,932         41,734
427*(7)         Iowa                   53.64%           91.66% GP        102,773         50,530
428             Kansas                100.00%            3.07% LP         28,103            863
429             Kansas                100.00%            3.07% LP         31,121            955
430             Kansas                100.00%            3.07% LP         52,640          1,616
431             Kansas                100.00%            3.07% LP        129,852          3,986
432             Kansas                100.00%            3.07% LP        118,599          3,641
433             Kansas                100.00%            3.07% LP         20,138            618
434             Kansas                100.00%            3.07% LP         81,515          2,503
435             Kansas                100.00%            3.07% LP        126,535          3,885
436             Kansas                100.00%            3.07% LP         57,937          1,779
437             Kansas                100.00%            3.07% LP        104,942          3,222
438             Kansas                100.00%            3.07% LP         81,130          2,491
439             Kansas                100.00%            3.07% LP         42,198          1,295
440             Kansas                100.00%            3.07% LP         29,155            895
441             Kansas                100.00%            3.07% LP        171,226          5,257
442             Kansas                100.00%            3.07% LP        154,341          4,738
512             Missouri (B1)          49.00%           30.00% LP         76,061         11,181
523*(7)         Montana (B1)           49.00%          100.00% GP         66,841         32,752
523*(6)(7)      Montana (B2)          100.00%           98.76% GP         70,350         69,478
524*(6)(7)      Montana                61.75%          100.00% GP         37,386         23,086
525*(6)(7)      Montana                59.20%          100.00% GP         14,877          8,807
526*(6)(7)      Montana                59.20%          100.00% GP         39,843         23,587
527*(6)(7)      Montana                61.75%          100.00% GP        174,631        107,835
528*(6)(7)      Montana                61.75%          100.00% GP         63,009         38,908
529*(6)(7)      Montana                61.75%          100.00% GP         28,742         17,748
530*(6)(7)      Montana                61.75%          100.00% GP         83,488         51,554
531*(6)(7)      Montana                61.75%          100.00% GP         30,990         19,136
532*(6)(7)      Montana                61.75%          100.00% GP         19,431         11,999

                                      Company        Affiliate(s)                         Net
 MSA or                             Interest in      Interest in          1993          Company
RSA Code(1)          State        Affiliate(s)(2)    Licensee(3)    Population(4)(8)    Pops(5)
- - -----------     --------------    ---------------    ------------   ----------------    -------
533             Nebraska               55.56%           25.52% LP         90,016         12,763
534             Nebraska               55.56%           25.52% LP         31,353          4,446
535             Nebraska               55.56%           25.52% LP        115,108         16,321
536             Nebraska               55.56%           25.52% LP         35,803          5,076
537             Nebraska               55.56%           25.52% LP        142,155         20,156
538             Nebraska               55.56%           25.52% LP        105,599         14,973
539             Nebraska               55.56%           25.52% LP         89,125         12,637
540             Nebraska               55.56%           25.52% LP         58,058          8,232
541             Nebraska               55.56%           25.52% LP         81,697         11,584
542             Nebraska               55.56%           25.52% LP         85,250         12,088
553             New Mexico             49.00%           33.33% LP        245,584         40,108
555             New Mexico             49.00%           25.00% LP         76,635          9,388
557             New Mexico             49.00%           33.33% LP         55,076          8,995
580*(6)(7)      North Dakota           52.76%          100.00% GP        102,513         54,086
581*(7)         North Dakota           49.00%          100.00% GP         60,131         29,464
582             North Dakota           49.00%           84.59% LP         91,629         37,979
583*            North Dakota           46.96%          100.00% GP         65,783         30,892
584*(6)(7)      North Dakota           61.75%          100.00% GP         49,671         30,672
634*(6)(7)      South Dakota           61.75%          100.00% GP         35,624         21,998
635*(6)(7)      South Dakota           56.29%          100.00% GP         22,563         12,701
636*(6)(7)      South Dakota           57.50%          100.00% GP         53,724         30,891
638*(6)(7)      South Dakota(B1)       82.99%          100.00% GP         16,443         13,646
638*(6)(7)      South Dakota(B2)       82.99%          100.00% GP          8,220          6,822
639*(6)(7)      South Dakota(B1)       60.66%          100.00% GP         33,390         20,254
639*(6)(7)      South Dakota(B2)       60.66%          100.00% GP          5,568          3,378
640*(6)(7)      South Dakota           64.49%          100.00% GP         65,549         42,273
641*(6)(7)      South Dakota           61.13%          100.00% GP         71,921         43,965
642*(7)         South Dakota           49.00%          100.00% GP         91,706         44,936
675*(6)(7)      Utah                  100.00%          100.00% GP         51,727         51,727
676*(6)(7)      Utah                  100.00%          100.00% GP         86,612         86,612
677*(6)(7)      Utah (B3)              74.50%          100.00% GP         37,966         28,285
678*(6)(7)      Utah                  100.00%           80.00% GP         23,840         19,072
718*(6)(7)      Wyoming                66.00%          100.00% GP         46,896         30,951
719*(6)(7)      Wyoming               100.00%          100.00% GP         72,795         72,795
720*(6)(7)      Wyoming               100.00%          100.00% GP        145,382        145,382
                                                                       ---------      ---------
Total RSA                                                              6,151,832      2,514,367
                                                                       ---------      ---------
Total MSA and RSA                                                      7,425,369      3,124,369
                                                                       ---------      ---------
                                                                       ---------      ---------

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the composite ownership interest held by the Company in the respective affiliate(s). Composite ownership by the Company in affiliate(s) of greater than 50% does not necessarily represent a controlling interest in any affiliate.



(3) Represents the composite ownership interest of the Company's affiliate(s) in the licensee for a cellular telephone system in the respective market. Composite ownership by affiliate(s) in a licensee of greater than 50% does not necessarily represent a controlling interest in such licensee. GP indicates that at least one affiliate has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has a limited partner or minority interest.
(4)  Derived from the Strategic Marketing, Inc. 1993 population estimates.
(5) Net Company Pops represents Company Interest in Affiliate(s) multiplied by Affiliate(s) Interest in Licensee multiplied by 1993 Population.
(6) The operations of these markets are reflected on a consolidated basis in the Company's consolidated financial statements for the period ended December 31, 1994. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(7) The Company's interest in these markets is held, in whole or in part, directly in the licensee.
(8) Represents population within the market area initially licensed by the FCC. Upon expiration of the five-year fill-in period, market boundaries and actual service areas may not be coincident.

     Markets managed by the Company are denoted by an asterisk (*).

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                           Number of                    Estimated Population                            Number of
                       Operating Systems                of Operating Systems                           Subscribers
                       -----------------      -----------------------------------------     --------------------------------
                      Total   MSA     RSA        Total           MSA             RSA          Total        MSA         RSA
                      -----   ---     ---        -----           ---             ---          -----        ---         ---
September 30, 1987      0      0       0              0              0                0           0           0           0
September 30, 1988      4      4       0        504,529      504,529(1)               0         424         424           0
September 30, 1989      4      4       0        500,804      500,804(2)               0       1,362       1,362           0
September 30, 1990     18      4      14      1,687,481      500,804(2)     1,186,677(2)      6,444       3,513       2,931
September 30, 1991     49      5      44      3,509,779      566,722(3)     2,943,057(3)     17,952       6,387      11,565
September 30, 1992     49      5      44      3,509,779      566,722(3)     2,943,057(3)     35,884      11,119      24,765
September 30, 1993     50      6      44      3,665,758      644,526(4)     3,021,232(4)     60,381      17,898      42,483
September 30, 1994     55      7      48      3,906,063      771,660(5)     3,134,403(5)     99,002      30,711      68,291
December 31, 1994      55      7      48      3,904,636      771,660(5)     3,132,976(5)    114,918      34,702      80,216

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.

     The following table presents the combined operating results of the cellular licensees in which the Company holds an interest and the Company's proportionate financed interest and proportionate ownership interest in the combined operating results of such licensees. The Company's proportionate financed interest (Financed Proportionate in the table below and on the following page) reflects those proportionate interests that are financed by the Company, the cash flows of which are available to service consolidated Company liabilities. The combined, financed proportionate and Company proportionate operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding of the results of the licensees in which the Company holds an interest. The Company's consolidated financial statements do not reflect combined and proportionate consolidation for such licensees, but rather consolidation, equity and cost accounting as required by generally accepted accounting principles.

                                                               Three Months Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                 1994              1993             1994              1993               1994              1993
                             -------------------------------   ------------------------------       --------------------------------
                                        COMBINED                   FINANCED PROPORTIONATE                 COMPANY PROPORTIONATE
MANAGED MARKETS

Revenues:
  Cellular service            $15,249,447      $ 9,345,550       $14,116,351      $ 8,540,110        $10,836,227       $ 6,393,342
  Roaming                       6,114,335        4,814,964         5,688,363        4,377,451          4,235,974         3,245,328
  Equipment sales               1,334,860        1,242,394         1,231,894        1,132,738            908,800           814,185
                              -----------      -----------       -----------      -----------        -----------       -----------
    Total revenues             22,698,642       15,402,908        21,036,608       14,050,299         15,981,001        10,452,855

Cash costs and expenses:
  Cost of sales:
    Cellular service
      (including
      roaming)                  4,875,326        3,059,396         4,541,448        2,746,279          3,363,199         1,931,703
    Equipment sales             1,420,682        1,317,058         1,297,791        1,197,520            979,067           865,758
  General and
    administrative              6,209,792        4,916,152         5,836,160        4,507,947          4,355,150         3,242,670
  Marketing and selling         6,948,939        4,236,351         6,429,721        3,872,100          4,880,725         2,892,345
                              -----------      -----------       -----------      -----------        -----------       -----------
    Total cash costs
      and expenses             19,454,739       13,528,957        18,105,120       12,323,846         13,578,141         8,932,476
                              -----------      -----------       -----------      -----------        -----------       -----------
EBITDA                        $ 3,243,903      $ 1,873,951       $ 2,931,488      $ 1,762,453        $ 2,402,860       $ 1,520,379
                              -----------      -----------       -----------      -----------        -----------       -----------
                              -----------      -----------       -----------      -----------        -----------       -----------

Capital expenditures          $14,706,543      $ 2,378,212       $13,612,710      $ 2,327,200        $11,183,821       $ 1,561,086

Subscriber count                  114,918           69,228           105,486           63,388             78,977            45,993
Total markets                          55               51                55               51                 55                51

NONMANAGED MARKETS

Revenues:
  Cellular service
    (including roaming)       $17,999,182      $14,457,056      $  5,373,651     $  4,047,497       $  2,794,484      $  2,120,630
  Equipment sales               1,025,132          648,129           295,068          187,546            168,063            99,889
                              -----------      -----------       -----------      -----------        -----------       -----------
    Total revenues             19,024,314       15,105,185         5,668,719        4,235,043          2,962,547         2,220,519

Cash costs and expenses:
  Cost of sales:
    Cellular service            5,024,792        4,076,433         1,521,825        1,250,618            743,767           627,566
    Equipment sales             1,630,015          857,351           454,486          255,675            259,924           135,259
  General and
    administrative              3,246,167        3,521,110           971,725        1,039,154            511,130           559,021
  Marketing and selling         4,555,302        2,824,527         1,355,037          796,648            694,336           390,668
                              -----------      -----------       -----------      -----------        -----------       -----------
    Total cash costs
      and expenses             14,456,276       11,279,421         4,303,073        3,342,095          2,209,157         1,712,514
                              -----------      -----------       -----------      -----------        -----------       -----------
EBITDA                       $  4,568,038     $  3,825,764      $  1,365,646    $     892,948      $     753,390     $     508,005
                              -----------      -----------       -----------      -----------        -----------       -----------
                              -----------      -----------       -----------      -----------        -----------       -----------

Capital expenditures         $  6,399,518     $  4,881,770      $  2,153,827     $  1,256,397       $  1,030,076     $     599,056

Subscriber count                   89,852           49,778            26,012           14,211             13,594             7,031
Total markets                          39               32                39               32                 39                32

     The following table presents the financed proportionate operating results and other cash activity of the financed cellular licensee affiliates in which the Company holds an interest, in addition to incremental cash activity not involving such affiliates. Financed proportionate activity represents cash flows available to pay the Company's consolidated obligations.

                                                  Three Months Ended December 31,
                                               ------------------------------------
                                                     1994               1993
                                               ------------------------------------
Revenues:
  Cellular service (including roaming)          $ 25,178,365       $ 16,965,058
  Equipment sales                                  1,526,962          1,320,284
                                                ------------       ------------

    Total revenues                                26,705,327         18,285,342

Cash costs and expenses:
  Cost of sales:
    Cellular service (including roaming)           6,063,273          3,996,897
    Equipment sales                                1,752,277          1,453,195
  General and administrative                       6,801,904          5,478,867
  Marketing and selling                            7,784,758          4,668,748
                                                ------------       ------------

    Total operating expenses                      22,402,212         15,597,707
                                                ------------       ------------

EBITDA                                             4,303,115          2,687,635
                                                ------------       ------------

Cash interest expense (net)                       (1,261,807)        (1,406,224)

Capital expenditures                             (15,766,537)        (3,983,597)

Changes in operating assets and liabilities
  and other                                        5,162,132         (3,856,827)
                                                ------------       ------------

        Cash used by financed cellular
          licensee affiliates                     (7,563,097)        (6,559,013)

Acquisition activity involving cash               (1,550,000)        (8,118,960)

Nonlicensee cash corporate expenses                 (667,540)          (241,783)

Changes to long-term debt and equity              13,082,918            614,770
                                                ------------       ------------

Change in cash and short-term investments       $  3,302,281       $(14,304,986)
                                                ------------       ------------
                                                ------------       ------------

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Two competing applicants for the wireline cellular license to serve the Portland, Maine, MSA filed petitions with the FCC to deny the grant of authority to Portland Cellular Partnership (the "Portland Partnership"), in which an affiliate of the Company is a partner. The competing applicants alleged that the Portland Partnership had failed to demonstrate its financial qualifications after its designation as the tentative selectee by the FCC. In February 1989, the FCC waived compliance by the Portland Partnership with the applicable rules on financial qualification, denied the petitions of the competing applicants and granted the application of the Portland Partnership for authority to establish a wireline cellular system in the Portland MSA. The competing applicants then appealed to the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals"). In March 1990, the Court of Appeals held that the FCC's waiver was improper and remanded the case to the FCC for further proceedings. On April 30, 1991, the FCC vacated the grant of authority to the Portland Partnership and dismissed its application. The FCC also dismissed the application of one competing applicant and designated the remaining competing applicant as tentative selectee. The FCC also granted the Portland Partnership interim authority to provide service until the grant of a new construction permit. On May 31, 1991, the Company's affiliated telco filed a Petition for Reconsideration with the FCC requesting reconsideration of the FCC's vacation of the grant of the Portland Partnership's application and alternatively seeking the opportunity to prosecute its own application and requesting the FCC to name it as tentative selectee. The affiliated telco contemporaneously filed a petition with the FCC seeking dismissal of the application of the designated tentative selectee. The Portland Partnership filed an appeal of the Commission's order in the Court of Appeals. The Portland Partnership subsequently filed a petition for reconsideration and the reinstatement of its license.

     On June 4, 1993, the FCC dismissed the Portland Partnership's petition for reconsideration and reinstatement on jurisdictional grounds and granted a construction permit for the Portland market to the tentative selectee ("Northeast"). In its June 4 order, the FCC also continued Portland Partnership's authority to operate the Portland system until ten days after the date Northeast notifies the Portland Partnership that it is ready to commence service and denied the petitions of the Company's affiliated telco to deny the application of Northeast.

     On June 25, 1993, the Portland Partnership filed with the FCC a motion to stay the effectiveness of the June 4 order and a petition for further reconsideration. Thereafter, the Portland Partnership filed a petition for reconsideration of the FCC's grant of a construction permit to Northeast and the Company's affiliated telco filed a petition for reconsideration of the FCC's action on its April 1991 order. On August 18, 1993, the Commission denied the motion to stay the effectiveness of the June 4 order. The Partnership subsequently sought a stay of that order from the Court of Appeals. That request was also denied. The FCC also denied the Partnership's petition for further reconsideration of the FCC's revocation of the Partnership's cellular license. The Partnership appealed that denial to the Court of Appeals, but its appeal was dismissed by the Court as premature until the FCC ruled on the Partnership's petition for reconsideration of the FCC's grant of a license to Northeast. That petition for reconsideration was denied. Northeast became operational as of November 29, 1994. The Partnership went off the air and transferred its customers to Northeast pursuant to a Purchase and Sale Agreement dated June 29, 1994. The Partnership is continuing to pursue administrative and judicial remedies in the form of a petition for reconsideration.

     There are no other material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               10.1 Fifth Addendum to Lease Agreement dated December 13, 1994 between the Company and RCB Trust Company Real Property Trust - Southport Financial II.

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1994:

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMNET CELLULAR INC. (Registrant)



Date:  February 13, 1995           By:  /s/Daniel P. Dwyer
                                        ----------------------------------------
                                        Daniel P. Dwyer
                                        Executive Vice President



Date:  February 13, 1995           By:  /s/Andrew J. Gardner
                                        ----------------------------------------
                                        Andrew J. Gardner
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

                              COMMNET CELLULAR INC.

                          FORM 10-Q - December 31, 1994



                                  EXHIBIT INDEX


Exhibit No.                        Description                             Page
- - -----------                        -----------                             ----

10.1 Fifth Addendum to Lease Agreement dated December 13, 1994 between the Company and RCB Trust Company Real Property Trust - Southport Financial II.