Form 10-Q
period 1995-03-31
COMMNET CELLULAR INC
filed 1995-05-15
CIK 787912

                                    FORM 10-Q

                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


(Mark one)
   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1995
                                           --------------

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number:  0-15056
                                                 -------

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

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

The number of shares of the registrant's Common Stock outstanding as of May 9, 1995 was 11,956,459.

                              COMMNET CELLULAR INC.
                           Form 10-Q - March 31, 1995


                                      INDEX



Part I        Financial Information                                        Page
- ------        ---------------------                                        ----

Item 1        Financial Statements


              Consolidated Condensed Balance Sheets -
               March 31, 1995 and September 30, 1994                          1

              Consolidated Condensed Statements of Operations -
               Three Months Ended March 31, 1995 and
               March 31, 1994                                                 3


              Consolidated Condensed Statement of Operations -
               Six Months Ended March 31, 1995 and
               March 31, 1994                                                 4


              Consolidated Condensed Statements of Cash Flows -
               Six Months Ended March 31, 1995 and
               March 31, 1994                                                 5

              Notes to Consolidated Condensed Financial
               Statements                                                     7

Item 2        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9


Part II                    Other Information
- -------       -------------------------------------------------

Item 6        Exhibits and Reports on Form 8-K                               22

                              COMMNET CELLULAR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   March 31,     September 30,
                Assets                              1995              1994
- ----------------------------------------        --------------  ---------------
                                                  (unaudited)

Current assets:
   Cash and cash equivalents                      $ 14,396,471    $ 2,081,591
   Available-for-sale securities                        11,553     21,198,698
   Accounts receivable, net of allowance
      for doubtful accounts of $2,614,854
      and $2,677,124 at March 31, 1995 and
      September 30, 1994, respectively              13,532,361     12,706,452
   Inventory and other                               6,412,957      7,316,770
                                                  ------------    -----------

         Total current assets                       34,353,342     43,303,511


Investment in and advances to affiliates            57,063,587     61,908,761

Investment in cellular system equipment             17,246,637      9,732,075

Property and equipment, at cost:
   Cellular system equipment                        88,405,886     79,215,294
   Land, buildings and improvements                 19,511,990     17,361,917
   Furniture and equipment                          15,999,645     14,796,494
                                                  ------------   ------------

                                                   123,917,521    111,373,705
   Less accumulated depreciation                    37,663,361     31,455,978
                                                  ------------   ------------

      Net property and equipment                    86,254,160     79,917,727

Other assets, less accumulated amortization
   of $27,559,574 and $25,979,913 at
   March 31, 1995 and September 30, 1994,
   respectively:
      FCC licenses and filing rights                90,203,145     80,458,461
      Deferred loan costs and other                  5,759,483      6,432,286
                                                  ------------   ------------

         Total other assets                         95,962,628     86,890,747
                                                  ------------   ------------

                                                  $290,880,354   $281,752,821
                                                  ------------   ------------
                                                  ------------   ------------



                             See accompanying notes.

                              COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)


                                                   March 31,     September 30,
Liabilities and Stockholders' Equity                 1995             1994
- ----------------------------------------        --------------  ---------------
                                                  (unaudited)
Current liabilities:
   Accounts payable                               $  7,057,169   $ 10,327,933
   Accrued liabilities                               4,733,735      3,441,149
   Accrued interest                                  2,695,394      2,331,034
   Current portion of long-term debt                 1,090,870      1,090,870
   Obligation under capital leases
      due within one year                              467,798        588,025
                                                  ------------   ------------

      Total current liabilities                     16,044,966     17,779,011


Long-term debt:
   Secured bank financing                           63,203,738     50,448,361
   Obligation under capital leases
      due after one year                               620,138       785,082
   11 3/4% senior subordinated
      discount notes                               119,617,285    112,979,725
   Convertible subordinated debentures              79,697,000     79,700,000


Minority interests                                   3,872,665      4,154,175

Stockholders' equity:
   Preferred Stock, $.01 par value;
      1,000,000 shares authorized; no
      shares issued                                   --             --
   Common Stock, $.001 par value;
      40,000,000 shares authorized;
      11,953,959 and 11,739,108 shares
      issued at March 31, 1995 and
      September 30, 1994, respectively                  11,954         11,739
   Capital in excess of par value                  120,888,317    117,146,376
   Unrealized losses on available-for-sale
      securities                                       --            (450,311)
   Accumulated deficit                            (113,075,709)  (100,801,337)
                                                  ------------   ------------

      Total stockholders' equity                     7,824,562     15,906,467
                                                  ------------   ------------

                                                  $290,880,354   $281,752,821
                                                  ------------   ------------
                                                  ------------   ------------


                             See accompanying notes.

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   For the three months ended
                                                  ----------------------------
                                                    March 31,       March 31,
                                                      1995            1994
                                                  ------------    ------------
Revenues:
   Cellular service                               $ 12,457,906    $  8,241,763
   Roaming                                           4,343,964       2,843,890
   Equipment sales                                   2,262,429       2,599,592
                                                  ------------    ------------

                                                    19,064,299      13,685,245

Costs and expenses:
   Cellular operations:
      Cost of cellular service                       3,857,580       2,445,597
      Cost of equipment sales                        2,444,340       2,246,390
      General and administrative                     5,538,565       3,885,034
      Marketing and selling                          4,636,754       3,878,598
      Depreciation and amortization                  3,504,070       2,395,545
      Write-down of property and equipment              --           1,472,902


   Corporate:
      General and administrative                     1,801,849       1,681,050
      Depreciation and amortization                    551,433         462,155
      Less amounts allocated to nonconsol-
      idated affiliates                             (1,677,818)     (1,393,340)
                                                  ------------    ------------

                                                    20,656,773      17,073,931
                                                  ------------    ------------

Operating loss                                      (1,592,474)     (3,388,686)

Equity in net loss of affiliates                    (1,653,944)     (1,902,945)
Minority interest in net income of
 consolidated affiliates                              (137,521)         --
Gain on sales of affiliates and other                    --          1,803,177
Interest expense                                    (6,379,743)     (5,522,810)
Senior lender patronage income                         763,843       1,164,053
Interest income                                      3,163,146       3,276,675
                                                  ------------    ------------

Net loss                                          $ (5,836,693)   $ (4,570,536)
                                                  ------------    ------------
                                                  ------------    ------------

Net loss per common share                         $      (0.49)   $      (0.39)
                                                  ------------    ------------
                                                  ------------    ------------

Weighted average shares outstanding               $ 11,842,412    $ 11,589,875
                                                  ------------    ------------
                                                  ------------    ------------



                             See accompanying notes.

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    For the six months ended
                                                  ----------------------------
                                                    March 31,       March 31,
                                                      1995            1994
                                                  ------------    ------------
Revenues:
   Cellular service                               $ 24,532,722    $ 15,356,656
   Roaming                                           8,977,812       6,495,465
   Equipment sales                                   4,829,228       4,603,402
                                                  ------------    ------------

                                                    38,339,762      26,455,523


Costs and expenses:
   Cellular operations:
      Cost of cellular service                       7,692,715       4,650,091
      Cost of equipment sales                        5,072,459       4,501,358
      General and administrative                    10,381,459       7,486,387
      Marketing and selling                         10,088,444       7,103,814
      Depreciation and amortization                  6,901,272       4,785,936
      Write-down of property and equipment              --           1,472,902
   Corporate:
      General and administrative                     3,721,863       3,352,832
      Depreciation and amortization                  1,128,096       1,098,360
      Less amounts allocated to
         nonconsolidated affiliates                 (3,232,688)     (2,886,174)
                                                  ------------    ------------

                                                    41,753,620      31,565,506
                                                  ------------    ------------

Operating loss                                      (3,413,858)     (5,109,983)

Equity in net loss of affiliates                    (2,735,777)     (3,586,024)
Minority interest in net income of
 consolidated affiliates                              (261,004)         --
Gain on sales of affiliates and other                   67,247       2,459,004
Interest expense                                   (12,650,585)    (11,024,345)
Senior lender patronage income                         763,843       1,164,053
Interest income                                      5,955,762       6,813,532
                                                  ------------    ------------

Net loss                                          $(12,274,372)   $ (9,283,763)
                                                  ------------    ------------
                                                  ------------    ------------

Net loss per common share                         $      (1.04)   $      (0.81)
                                                  ------------    ------------
                                                  ------------    ------------

Weighted average shares outstanding               $ 11,792,419    $ 11,414,210
                                                  ------------    ------------
                                                  ------------    ------------



                             See accompanying notes.

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     For the six months ended
                                                                   ---------------------------
                                                                     March 31,      March 31,
                                                                       1995           1994
                                                                   ------------   ------------
Operating Activities:
   Net loss                                                        $(12,274,372)  $ (9,283,763)
   Adjustments to reconcile net loss to net cash used
      by operating activities:
      Minority interest                                                261,004           --
      Depreciation and amortization                                  8,029,368       5,884,296
      Write-down of property and equipment                               --          1,472,902
      Equity in net loss of affiliates                               2,735,777       3,586,024
      Gains on sales of affiliates and other                           (67,247)     (2,459,004)
      Loss on sale of available-for-sale securities                    221,598           --
      Interest expense on 11 3/4% senior discount notes              6,637,560       5,863,912
      CoBank patronage income                                         (534,690)       (814,837)
      Accrued interest on advances to affiliates                    (5,570,098)     (5,427,093)

Change in operating assets and liabilities, net of effects
   from consolidating acquired interests:
   Accounts receivable                                                 128,779      (3,886,535)
   Inventory and other                                                 904,908      (1,144,961)
   Accounts payable and accrued liabilities                            (90,218)        329,713
   Accrued interest                                                    364,360      (1,822,327)
                                                                  ------------    ------------

      Net cash provided (used) by operating activities                 746,729      (7,701,673)


Investing activities:
   Purchase of available-for-sale securities                           (11,553)    (13,485,157)
   Sale of available-for-sale securities                            21,427,411       3,963,892
   Additions to investments in and advances to affiliates           (2,426,811)     (2,188,547)
   Additions to investment in cellular system equipment             (7,514,562)     (4,821,271)
   Additions to property and equipment                             (12,528,606)     (6,330,624)
   Additions to other assets                                           (14,396)          --
   Proceeds from sales of interests in affiliates                    1,835,349       6,569,210
   Purchase of interests in affiliates, net of cash acquired
      and net of assets and liabilities recorded due to
      consolidation                                                 (2,439,005)    (10,420,426)
                                                                  ------------    ------------

         Net cash used by investing activities                      (1,672,173)    (26,712,923)


                             See accompanying notes.

                              COMMNET CELLULAR INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                                        For the six months ended
                                                                    --------------------------------
                                                                       March 31,           March 31,
                                                                         1995                1994
                                                                    --------------------------------
Financing activities:
   Proceeds from secured bank financing                               13,408,742           2,680,780
   Payments of secured bank financing                                   (653,364)         (1,346,669)
   Reduction of obligation under capital leases                         (285,171)           (132,477)
   Issuance of Common Stock, net of offering costs                       770,117           1,433,959
                                                                    ------------        ------------

      Net cash provided by financing activities                       13,240,324           2,635,593
                                                                    ------------        ------------

Net increase (decrease) in cash and cash equivalents                  12,314,880         (31,779,003)

Cash and cash equivalents at beginning of period                       2,081,591          45,660,761
                                                                    ------------        ------------

Cash and cash equivalents at end of period                          $ 14,396,471        $ 13,881,758
                                                                    ------------        ------------
                                                                    ------------        ------------

Supplemental schedule of additional cash flow information and noncash activities:

   Cash paid during the six-month period for interest               $  5,648,665        $  5,701,880

   Purchase of cellular system equipment through
      accounts payable                                                   620,286           1,323,215

   Purchases of interests in affiliates financed with
      Common Stock                                                     2,969,056           1,469,214

   Conversion of convertible subordinated debentures to
      Common Stock                                                         2,983          37,811,450


                             See accompanying notes.

                           COMMNET CELLULAR INC.
                      NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS
                               (Unaudited)

     1.   BASIS OF PRESENTATION

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1992, 1993 and 1994 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The results of operations for the six months ended March 31, 1995 are not necessarily indicative of the results for a full year.

     2.   SHORT-TERM INVESTMENTS

          On September 30, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified all short-term investments as available-for-sale. In accordance with the Statement, prior-period financial statements have not been restated to reflect the change in accounting principle. The impact of adopting SFAS No. 115 is not material to the comparability of the financial statements presented.

     3.   BUSINESS ACQUISITIONS AND DISPOSITION

          During the six months ended March 31, 1995, the Company acquired interests in several markets. In certain of these transactions, the Company issued shares of its Common Stock. As a result of these transactions, capital increased by approximately $2,969,000 and other assets increased by approximately $11,800,000. In addition, the Company disposed of its independent telephone company and its interest in one nonmanaged market. As a result of these transactions, other assets decreased by approximately $989,000 and the Company recognized a net gain of approximately $200,000.

     4.   STOCKHOLDERS' EQUITY

          Changes to Common Stock during the six months ended March 31, 1995 were as follows:


                                                    Common Stock              Capital in
                                           ----------------------------       Excess of
                                               Shares          Amount         Par Value
                                           ----------------------------     -------------
Balance at September 30, 1994                11,739,108       $11,739        $117,146,376

Issuance of Common Stock:
    Aggregate shares issued in
       unrelated nonsignifi-
       cant acquisitions
    Exercise of options                         120,418           121           2,968,935
    Debenture conversion                         94,325            94             770,023
                                                    108             -               2,983
                                             ----------       -------        ------------

Balance at March 31, 1995                    11,953,959       $11,954        $120,888,317
                                             ----------       -------        ------------
                                             ----------       -------        ------------

                           COMMNET CELLULAR INC.
                      NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS
                               (Unaudited)


     5.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1995, the Company has a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense is necessary.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 44 markets, 42 of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended March 31, 1995. The results of operations of 40 markets, 39 of which were consolidated the entire quarter, are included in the consolidated results for the quarter ended March 31, 1994. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to March 31, 1994. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended March 31, 1995, 31 markets were accounted for under the equity method, compared to 37 such markets for the quarter ended March 31, 1994. Markets in which the Company's interest in the affiliate or the affiliate's interest in the licensee is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarter ended March 31, 1995, compared to six such markets for the quarter ended March 31, 1994.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1995 AND 1994. As of March 31, 1995, the Company held interests in 83 Rural Service Area ("RSA") markets and 10 Metropolitan Statistical Area ("MSA") markets compared to 72 RSA markets and 11 MSA markets as of March 31, 1994. All markets in which the Company held an interest were operational as of such dates.

     Cellular service revenues, including roaming revenues, increased 52% from $11,086,000 for the quarter ended March 31, 1994 to $16,802,000 for the quarter ended March 31, 1995. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 39 during the quarter ended March 31, 1994 to 42 during the quarter ended March 31, 1995. Growth in subscribers accounted for 93% of the increase, and the number of consolidated markets accounted for 7% of the increase. Roaming revenues increased by 53% or $1,500,000 from $2,844,000 for the quarter ended March 31, 1994 to $4,344,000 for the quarter ended March 31, 1995 due to increased coverage in cellular markets.

     Average monthly revenue per subscriber, including roaming revenues, decreased from $66 for the quarter ended March 31, 1994 to $60 for the quarter ended March 31, 1995. The decline primarily reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

     Cost of cellular service includes four major components: the variable cost of interconnection to the landline telephone system, the semi-fixed cost of leasing facilities, the semi-fixed cost related to switching capacity and the operational overhead cost to maintain and monitor the cellular network, which tends to be fixed. Cost of service increased as a percentage of service revenues from 22% for the quarter ended March 31, 1994 to 23% for the quarter ended March 31, 1995, primarily due to an increase in costs related to interconnect service. Cost of service as a percentage of revenues is expected to decline slightly from this level as revenues derived from the growing subscriber base outpace the fixed components of cost of service.

     Cellular equipment revenues decreased 13% from $2,600,000 for the quarter ended March 31, 1994 to $2,262,000 for the quarter ended March 31, 1995. Cost of equipment sales increased 9% from $2,246,000 for the quarter ended March 31, 1994 to $2,444,000 for the quarter ended March 31, 1995. The decrease in revenue is due to equipment promotions during March to stimulate subscriber growth.

     General and administrative costs of cellular operations increased 43% from $3,885,000 for the quarter ended March 31, 1994 to $5,539,000 for the quarter ended March 31, 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff. In addition, the Company more conservatively estimated uncollectable accounts receivable for the quarter ended March 31, 1995, representing approximately $900,000 of the increase compared to the quarter ended March 31, 1994. General and administrative costs as a percentage of service revenues decreased from 35% for the quarter ended March 31, 1994 to 33% for the quarter ended March 31, 1995. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 20% from $3,879,000 for the quarter ended March 31, 1994 to $4,637,000 for the quarter ended March 31, 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 4% from $673 for the quarter ended March 31, 1994 to $648 for the quarter ended March 31, 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its own retail presence to capitalize on retail trade while driving down commission costs. The Company anticipates the effects of this expansion will be reflected in the fourth fiscal quarter.

     Depreciation and amortization relating to cellular operations increased from $2,396,000 for the quarter ended March 31, 1994 to $3,504,000 for the quarter ended March 31, 1995, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the quarter ended March 31, 1994 were $750,000, which represented gross expenses of $2,143,000 less amounts allocated to nonconsolidated affiliates of $1,393,000. Corporate costs and expenses for the quarter ended March 31, 1995 were $675,000, which represented gross expenses of $2,353,000 less amounts allocated to nonconsolidated affiliates of $1,678,000. The increase in expenses and amounts allocated to nonconsolidated affiliates reflects an increase in corporate costs attributed to financing operations and incurred costs relative to equipment distribution and other corporate functions.

     Equity in net loss of affiliates decreased 13% from $1,903,000 for the quarter ended March 31, 1994 to $1,654,000 for the quarter ended March 31, 1995. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at March 31, 1995 compared to March 31, 1994 due to increasing penetration and subscriber usage. This has caused a consistent trend of improved operating results. In addition, equity in net loss of affiliates has decreased as fewer markets are being accounted for under the equity method.

     Interest expense increased 16% from $5,523,000 for the quarter ended March 1, 1994 to $6,380,000 for the quarter ended March 31, 1995 due to higher accreted discount note and secured bank financing balances. Cash paid for interest increased 13% from $3,778,000 for the quarter ended March 31, 1994 to $4,260,000 for the quarter ended March 31, 1995.

     The CoBank patronage distribution decreased 34% from $1,164,000 in March 1994 to $764,000 in March 1995. The patronage distribution is calculated using the Company's prior calendar year interest expense compared to total interest paid to CoBank by all patrons. The decrease is due to a reduction of approximately $50,000,000 in the Company's debt to CoBank during the fourth fiscal quarter of 1993 which resulted in lower average debt balances for patronage dividend purposes during 1994.

     Interest income decreased 3% from $3,277,000 for the quarter ended March 31, 1994 to $3,163,000 for the quarter ended March 31, 1995. The decrease is primarily related to the increase in the number of markets consolidated for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction. Additionally, interest income for the quarter ended March 31, 1995 declined due to lower short-term investment balances.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED MARCH 31, 1995 AND 1994. Cellular service revenues, including roaming revenues, increased 53% from $21,852,000 for the six months ended March 31, 1994 to $33,511,000 for the six months ended March 31, 1995.
The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire six months from 36 during the six months ended March 31, 1994 to 42 during the six months ended March 31, 1995. Growth in subscribers accounted for 90% of the increase, and the number of consolidated markets accounted for 10% of the increase. Roaming revenues increased 38% or $2,483,000 from $6,495,000 to $8,978,000 due to increased coverage in cellular markets.

     Average monthly revenue per subscriber, including roaming revenues, decreased from $69 for the six months ended March 31, 1994 to $65 for the six months ended March 31, 1995. The decline primarily reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

     Cost of cellular service includes four major components: the variable cost of interconnection to the landline telephone system, the semi-fixed cost of leasing facilities, the semi-fixed cost related to switching capacity and the operational overhead cost to maintain and monitor the cellular network, which tends to be fixed. Cost of service increased as a percentage of service revenues from 21% for the six months ended March 31, 1994 to 23% for the six months ended March 31, 1995, primarily due to an increase in costs related to interconnect service. Cost of service as a percentage of revenues is expected to decline slightly from this level as revenues derived from the growing subscriber base outpace the fixed components of cost of service.

     Cellular equipment revenues increased 5% from $4,603,000 for the six months ended March 31, 1994 to $4,829,000 for the six months ended March 31, 1995. The growth was due to the increase in the number of subscribers added, which accounted for $176,000, or 78%, of the increase. In addition, growth resulted from an increase in the number of consolidated markets operated during the six months which represented $50,000, or 22%, of the increase. Cost of equipment sales increased 13% from $4,501,000 for the six months ended March 31, 1994 to $5,072,000 for the six months ended March 31, 1995.

     General and administrative costs of cellular operations increased 39% from $7,486,000 for the six months ended March 31, 1994 to $10,381,000 for the six months ended March 31, 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff. In addition, the Company more conservatively estimated uncollectable accounts receivable for the six months ended March 31, 1995, representing approximately $900,000 of the increase compared to the six months ended March 31, 1994. General and administrative costs as a percentage of service revenues decreased from 34% for the six months ended March 31, 1994 to 31% for the six months ended March 31, 1995. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 42% from $7,104,000 for the six months ended March 31, 1994 to $10,088,000 for the six months ended March 31, 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 10% from $584 for the six months ended March 31, 1994 to $526 for the six months ended March 31, 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its own retail presence to capitalize on retail trade while driving down commission costs. Results of this expansion are expected by the fourth fiscal quarter.

     Depreciation and amortization relating to cellular operations increased from $4,786,000 for the six months ended March 31, 1994 to $6,901,000 for the six months ended March 31, 1995, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the six months ended March 31, 1994 were $1,565,000, which represented gross expenses of $4,451,000 less amounts allocated to nonconsolidated affiliates of $2,886,000. Corporate costs and expenses for the six months ended March 31, 1995 were $1,617,000, which represented gross expenses of $4,850,000 less amounts allocated to nonconsolidated affiliates of $3,233,000. The increase in expenses and amounts allocated to nonconsolidated affiliates reflects an increase in corporate costs attributed to financing operations and incurred costs relative to equipment distribution and other corporate functions.

     Equity in net loss of affiliates decreased 24% from $3,586,000 for the six months ended March 31, 1994 to $2,736,000 for the six months ended March 31, 1995. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at March 31, 1995 compared to March 31, 1994 due to increasing penetration and subscriber usage. This has caused a consistent trend of improved operating results. In addition, equity in net loss of affiliates has decreased as fewer markets are being accounted for under the equity method.

     Interest expense increased 15% from $11,024,000 for the six months ended March 31, 1994 to $12,651,000 for the six months ended March 31, 1995 due to higher accreted discount note and secured bank financing balances. Cash paid for interest decreased 1% from $5,702,000 for the six months ended March 31, 1994 to $5,649,000 for the six months ended March 31, 1995.

     The CoBank patronage distribution decreased 34% from $1,164,000 in March 1994 to $764,000 in March 1995. The patronage distribution is calculated using the Company's prior calendar year interest expense compared to total interest paid to CoBank by all patrons. The decrease is due to a reduction of approximately $50,000,000 in the Company's debt to CoBank during the fourth fiscal quarter of 1993 which resulted in lower average debt balances for patronage dividend purposes during 1994.

     Interest income decreased 13% from $6,814,000 for the six months ended March 31, 1994 to $5,956,000 for the six months ended March 31, 1995. The decrease is primarily related to the increase in the number of markets consolidated for the six months ended March 31, 1995, compared to the six months ended March 31, 1994. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction. Additionally, interest income for the six months ended March 31, 1995 declined due to lower short-term investment balances.

ACQUISITIONS AND SALES

     In November 1994, the Company purchased an additional interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis for approximately $450,000 in cash. In February 1995, the Company purchased an additional interest in this corporation for 34,688 shares of the Company's Common Stock. In March 1995, the Company purchased an additional interest in this corporation for 28,638 shares of the Company's Common Stock.

     In January 1995, the Company sold a wholly-owned subsidiary for approximately $86,000 which resulted in a loss of approximately $297,000.

     In January 1995, the Company transferred its interest in one nonmanaged RSA market to a partner in that market pursuant to a judgment. The judgment is currently being appealed. The Company received approximately $1,699,000 upon transfer of the interest which resulted in a gain of approximately $497,000.

     In February 1995, the Company purchased additional interests in eleven managed and one nonmanaged markets for approximately $1,259,000 in cash and the issuance of 49,738 shares of the Company's Common Stock.

     The Company has entered into an agreement to sell its interest in Nebwest Cellular, Inc. which owns 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24.3 million which will result in a gain after tax of approximately $19.6 million. This transaction is expected to close during the third quarter of 1995.

     The Company has also entered into agreements to acquire the interests of one or more independent telephone companies in four entities which are affiliates of the Company for an aggregate purchase price of approximately $4,000,000.

     The Company has initiated discussions regarding possible acquisition of markets or interests in Iowa, Wyoming, North Dakota and Kansas. Such acquisitions will be pursued to the extent they enhance or extend the Company's network and increase shareholder value. Accordingly, there can be no assurance that any such acquisitions will be consummated.

CHANGES IN FINANCIAL CONDITION

     Net cash provided by operating activities was $747,000 during the six months ended March 31, 1995. This was primarily due to an increase to accrued interest of $364,000 and decreases of $129,000 to accounts receivable and $905,000 to inventory and other. Additionally, a loss of $222,000 was recognized on the sale of available-for-sale securities during the first quarter. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

     Net cash used by investing activities was $1,672,000 for the six months ended March 31, 1995. This was due primarily to the sale of available-for-sale securities which provided $21,427,000, offset by $12,529,000 required to fund the purchase of property and equipment, $7,515,000 to increase the investment in cellular system equipment, and $2,427,000 used for additions to investments in and advances to affiliates.

     Net cash provided by financing activities was $13,240,000 for the six months ended March 31, 1995. These proceeds include $13,409,000 of cash from incremental secured bank financing and $770,000 of cash from the issuance of Common Stock upon exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist primarily of its obligations to fund capital and operating requirements of its affiliates and interest payments on its indebtedness. The Company historically has met these requirements through sales of debt and equity securities, through bank and vendor financing and recently through positive operating income before depreciation and amortization ("EBITDA").

     CIFC has entered into loan agreements ("Credit Agreements") pursuant to which CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems and to the Company for the construction and expansion of switches. As of March 31, 1995, the outstanding balance under the Credit Agreements was approximately $64,060,000. The Credit Agreements provide for interest at 1% over prime on variable-rate loans (10.0% at March 31, 1995) or 2.25% over the London Interbank Offered Rate ("LIBOR") on fixed-rate loans. The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has elected to fix interest rates on approximately $55,990,000 of its long-term debt payable to CoBank at rates ranging from 8.59% to 10.90%. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (9.0% at March 31, 1995). The weighted average interest rate of all fixed and variable rate loans after giving effect to the swap, was 10.02% at March 31, 1995.

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

     CIFC and CoBank are negotiating to increase the facility under the Credit Agreements from the current $130,000,000 to $165,000,000. Of the increase of $35,000,000, $10,000,000 will be available for loans to affiliates of the Company to cover capital, operating and debt service requirements and $25,000,000 will be available to fund the potential acquisitions of additional interests in cellular systems, subject to certain conditions. As a result of this increase request, CoBank is currently soliciting potential participations in the facility from commercial banks. The facility will also be amended, among other things, to extend the termination date of the loans from December 31, 1995 to December 31, 1996 to reduce the principal amortization period from five to four years and to incorporate new financial covenants.

     The Company plans to continue to construct additional cell sites during the fiscal year to expand cellular coverage within its managed markets. The additional coverage will increase the Company's covered pops to over 90% of the total population of the managed markets and will increase the covered highway miles to over 16,000. Based on the current operating plan, the Company believes its estimated future operating cash flow as well as existing cash balances, short-term investments and unused commitments under the Credit Agreements will be sufficient to meet estimated future capital requirements, including construction of additional cell sites. The current operating plan is a cash flow analysis of the Company's participation in all cellular markets and is based upon assumptions consistent with the Company's historical operating experience and current industry trends.

     As of March 31, 1995, the Company had funding sources of approximately $80,348,000 which consisted of cash, cash equivalents and short-term investments of $14,408,000 and unused commitments under the Credit Agreements of $65,940,000.

     The Company expects to generate positive EBITDA for fiscal year 1995 based on current Company trends in subscriber revenue and expense growth. Certain financial analysts consider EBITDA an indicator of an entity's ability to meet long-term financial obligations as they become due and also of the underlying value of the entity. EBITDA should not be considered in isolation to, or be construed as having greater significance than, GAAP operating income as an indicator of an entity's performance. For the six months ended March 31, 1995, EBITDA was $4,616,000 compared to $774,000 for the six months ended March 31, 1994. For the six months ended March 31, 1995, operating loss including depreciation and amortization was $3,414,000 compared to a loss of $5,110,000 for the six months ended March 31, 1994. A continuation of these trends would be consistent with the historical operating performance of more established industry operators, particularly larger MSA operators with longer operating histories. However, there can be no assurance that these trends will continue and will result in sufficient operating cash flow to meet debt service and capital expenditure requirements.

                            SUPPLEMENTAL INFORMATION


     GENERAL. The Company operates, manages and finances cellular telephone systems, primarily in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,236,000 net Company pops in 93 markets located in 15 states. These markets consist of 83 RSA markets having a total of 6,152,000 pops and 10 MSA markets having a total of 1,274,000 pops, of which the Company's interests represent 2,614,000 net Company pops and 622,000 net Company pops, respectively. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). As the five-year fill-in period for each market expires, the manner of calculating the number of pops will change to reflect the Cellular Geographic Service Area ("CGSA") of each market instead of the geographic boundaries originally established by the FCC. Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated its efforts on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company (the "network"). Within the network, the Company provides substantially all of the services typically offered by landline telephone systems, including custom calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. The network currently consists of 55 markets spanning eight states, comprised of 48 RSA markets and 7 MSA markets. The Company's interests in these managed markets represent 2,815,000 net Company pops, constituting approximately 87% of total net Company pops. As of March 31, 1995, the RSA and MSA markets managed by the Company had 87,377 and 36,680 subscribers, respectively, or a total of 124,057.

     Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of May 5, 1995, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."


                                     Company        Affiliate(s)                         Net
   MSA or                          Interest in      Interest in          1993          Company
RSA Code (1)        State        Affiliate(s) (2)   Licensee (3)   Population (4)(8)   Pops (5)
- ------------   ---------------   ----------------   ------------   -----------------   --------
MSAs:
141            Minnesota              49.00%          16.34% LP         229,336          18,362
185            Indiana               100.00%          16.67% LP         169,124          28,193
241*(6)(7)     Colorado               73.99%         100.00% GP         124,638          92,220
253*(6)(7)     Iowa                   74.50%         100.00% GP         117,652          87,651
267*(6)(7)     South Dakota          100.00%          51.00% GP         131,561          67,096
268*(6)(7)     Montana                54.10%         100.00% GP         119,363          64,575
279            Maine                  33.33%          33.33% GP         103,417          11,488
289*(6)(7)     South Dakota          100.00%         100.00% GP         111,371         111,371
297*(6)(7)     Montana               100.00%         100.00% GP          80,098          80,098
298*(6)(7)     North Dakota          100.00%          70.00% GP          86,977          60,884
                                                                      ---------       ---------

Total MSA                                                             1,273,537         621,938




                                     Company        Affiliate(s)                         Net
   MSA or                          Interest in      Interest in          1993          Company
RSA Code (1)        State        Affiliate(s) (2)   Licensee (3)   Population (4)(8)   Pops (5)
- ------------   ---------------   ----------------   ------------   -----------------   --------
RSAs:
348*(7)        Colorado               10.00%         100.00% GP          43,672           4,367
349*(6)(7)     Colorado               58.60%         100.00% GP          61,659          36,132
351*(6)(7)     Colorado               61.75%         100.00% GP          62,916          38,851
352*(6)(7)     Colorado               66.00%         100.00% GP          25,783          17,017
353*(6)(7)     Colorado              100.00%         100.00% GP          65,251          65,251
354*(6)(7)     Colorado               69.40%         100.00% GP          44,328          30,764
355*(7)        Colorado               49.00%         100.00% GP          44,194          21,655
356*(7)        Colorado               49.00%         100.00% GP          27,259          13,357
389            Idaho                  49.00%          50.00% LP          64,671          15,844
390            Idaho                  49.00%          33.33% LP          15,485           2,529
392*(6)(7)     Idaho (B1)            100.00%         100.00% LP         132,888         132,888
393*(6)(7)     Idaho                  91.64%         100.00% GP         280,569         257,113
415            Iowa                   49.00%          20.64% LP         155,247          15,701
416            Iowa                   49.00%          78.57% LP         108,129          41,629
417*(6)(7)     Iowa                  100.00%         100.00% GP         152,597         152,597
419*           Iowa                   49.00%          91.67% GP          54,659          24,552
420*(6)(7)     Iowa                  100.00%         100.00% GP          63,458          63,458
424            Iowa                   49.00%          35.00% LP          66,743          11,446
425*           Iowa                   49.00%          27.11% LP         108,426          14,403
426*(7)        Iowa                   52.65%          93.33% GP          84,932          41,734
427*(7)        Iowa                   53.64%          91.66% GP         102,773          50,530
428(7)         Kansas                100.00%           3.07% LP          28,103             863
429(7)         Kansas                100.00%           3.07% LP          31,121             955
430(7)         Kansas                100.00%           3.07% LP          52,640           1,616
431(7)         Kansas                100.00%           3.07% LP         129,852           3,986
432(7)         Kansas                100.00%           3.07% LP         118,599           3,641
433(7)         Kansas                100.00%           3.07% LP          20,138             618
434(7)         Kansas                100.00%           3.07% LP          81,515           2,503
435(7)         Kansas                100.00%           3.07% LP         126,535           3,885
436(7)         Kansas                100.00%           3.07% LP          57,937           1,779
437(7)         Kansas                100.00%           3.07% LP         104,942           3,222
438(7)         Kansas                100.00%           3.07% LP          81,130           2,491
439(7)         Kansas                100.00%           3.07% LP          42,198           1,295
440(7)         Kansas                100.00%           3.07% LP          29,155             895
441(7)         Kansas                100.00%           3.07% LP         171,226           5,257
442(7)         Kansas                100.00%           3.07% LP         154,341           4,738
512            Missouri (B1)          49.00%          30.00% LP          76,061          11,181
523*(7)        Montana (B1)           49.00%         100.00% GP          66,841          32,752
523*(6)(7)     Montana (B2)          100.00%          98.76% GP          70,350          69,478
524*(6)(7)     Montana                61.75%         100.00% GP          37,386          23,086
525*(6)(7)     Montana                69.40%         100.00% GP          14,877          10,325
526*(6)(7)     Montana               100.00%         100.00% GP          39,843          39,843
527*(6)(7)     Montana                61.75%         100.00% GP         174,631         107,835
528*(6)(7)     Montana                61.75%         100.00% GP          63,009          38,908
529*(6)(7)     Montana                74.50%         100.00% GP          28,742          21,413
530*(6)(7)     Montana                61.75%         100.00% GP          83,488          51,554
531*(6)(7)     Montana               100.00%         100.00% GP          30,990          30,990
532*(6)(7)     Montana               100.00%         100.00% GP          19,431          19,431




                                     Company        Affiliate(s)                         Net
   MSA or                          Interest in      Interest in          1993          Company
RSA Code (1)        State        Affiliate(s) (2)   Licensee (3)   Population (4)(8)   Pops (5)
- ------------   ---------------   ----------------   ------------   -----------------   --------
RSAs:
533            Nebraska               61.50%          25.52% LP          90,016          14,128
534            Nebraska               61.50%          25.52% LP          31,353           4,921
535            Nebraska               61.50%          25.52% LP         115,108          18,066
536            Nebraska               61.50%          25.52% LP          35,803           5,619
537            Nebraska               61.50%          25.52% LP         142,155          22,311
538            Nebraska               61.50%          25.52% LP         105,599          16,574
539            Nebraska               61.50%          25.52% LP          89,125          13,988
540            Nebraska               61.50%          25.52% LP          58,058           9,112
541            Nebraska               61.50%          25.52% LP          81,697          12,822
542            Nebraska               61.50%          25.52% LP          85,250          13,380
553            New Mexico             49.00%          33.33% LP         245,584          40,108
555            New Mexico             49.00%          25.00% LP          76,635           9,388
557            New Mexico             49.00%          33.33% LP          55,076           8,995
580*(6)(7)     North Dakota           52.76%         100.00% GP         102,513          54,086
581*(7)        North Dakota           49.00%         100.00% GP          60,131          29,464
582            North Dakota           49.00%          84.59% LP          91,629          37,979
583*(7)        North Dakota           49.00%         100.00% GP          65,783          32,234
584*(6)(7)     North Dakota           61.75%         100.00% GP          49,671          30,672
634*(6)(7)     South Dakota          100.00%         100.00% GP          35,624          35,624
635*(6)(7)     South Dakota           56.29%         100.00% GP          22,563          12,701
636*(6)(7)     South Dakota           57.50%         100.00% GP          53,724          30,891
638*(6)(7)     South Dakota (B1)     100.00%         100.00% GP          16,443          16,443
638*(6)(7)     South Dakota (B2)     100.00%         100.00% GP           8,220           8,220
639*(6)(7)     South Dakota (B1)      61.75%         100.00% GP          33,390          20,618
639*(6)(7)     South Dakota (B2)      61.75%         100.00% GP           5,568           3,438
640*(6)(7)     South Dakota           64.49%         100.00% GP          65,549          42,273
641*(6)(7)     South Dakota           61.13%         100.00% GP          71,921          43,965
642*(7)        South Dakota           49.00%         100.00% GP          91,706          44,936
675*(6)(7)     Utah                  100.00%         100.00% GP          51,727          51,727
676*(6)(7)     Utah                  100.00%         100.00% GP          86,612          86,612
677*(6)(7)     Utah (B3)              74.50%         100.00% GP          37,966          28,285
678*(6)(7)     Utah                  100.00%          80.00% GP          23,840          19,072
718*(6)(7)     Wyoming                66.00%         100.00% GP          46,896          30,951
719*(6)(7)     Wyoming               100.00%         100.00% GP          72,795          72,795
720*(6)(7)     Wyoming               100.00%         100.00% GP         145,382         145,382
                                                                      ---------       ---------

Total RSA                                                             6,151,832       2,614,138
                                                                      ---------       ---------
                                                                      ---------       ---------

Total MSA and RSA                                                     7,425,369       3,236,076
                                                                      ---------       ---------
                                                                      ---------       ---------

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the composite ownership interest held by the Company in the respective affiliate(s). Composite ownership by the Company in affiliate(s) of greater than 50% does not necessarily represent a controlling interest in any affiliate.



(3) Represents the composite ownership interest of the Company's affiliate(s) in the licensee for a cellular telephone system in the respective market. Composite ownership by affiliate(s) in a licensee of greater than 50% does not necessarily represent a controlling interest in such licensee. GP indicates that at least one affiliate has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has a limited partner or minority interest.
(4)  Derived from the Strategic Marketing, Inc. 1993 population estimates.
(5) Net Company Pops represents Company Interest in Affiliate(s) multiplied by Affiliate(s) Interest in Licensee multiplied by 1993 Population.
(6) The operations of these markets are reflected on a consolidated basis in the Company's consolidated financial statements for the periods ended
     March 31, 1995. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(7) The Company's interest in these markets is held, in whole or in part, directly in the licensee.
(8) Represents population within the market area initially licensed by the FCC. Upon expiration of the five-year fill-in period, market boundaries and actual service areas may not be coincident.

     Markets managed by the Company are denoted by an asterisk (*).


SUBSCRIBER GROWTH TABLE

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:



                         Number of                 Estimated Population                      Number of
                     Operating Systems             of Operating Systems                     Subscribers
                  ---------------------- --------------------------------------- -------------------------------  Subscriber
                  Total    MSA     RSA     Total         MSA            RSA         Total       MSA       RSA       Growth
                  -----  ------- ------- --------- -------------- -------------- ----------- --------- --------- ------------
Sept. 30, 1987       0       0       0           0         0             0                 0         0         0
Sept. 30, 1988       4       4       0     504,529    504,529 (1)        0               424       424         0
Sept. 30, 1989       4       4       0     500,804    500,804 (2)        0             1,362     1,362         0     221.23%
Sept. 30, 1990      18       4      14   1,687,481    500,804 (2)  1,186,677 (2)       6,444     3,513     2,931     373.13%
Sept. 30, 1991      49       5      44   3,509,779    566,722 (3)  2,943,057 (3)      17,952     6,387    11,565     178.58%
Sept. 30, 1992      49       5      44   3,509,779    566,722 (3)  2,943,057 (3)      35,884    11,119    24,765      99.89%
Sept. 30, 1993      50       6      44   3,665,758    644,526 (4)  3,021,232 (4)      60,381    17,898    42,483      68.27%
Sept. 30, 1994      55       7      48   3,906 063    771,660 (5)  3,134,403 (5)      99,002    30,711    68,291      63.96%
Dec. 31, 1994       55       7      48   3,904,636    771,660 (5)  3,132,976 (5)     114,918    34,702    80,216      16.08%
March 31, 1995      55       7      48   3,904,636    771,660 (5)  3,132,976 (5)     124,057    36,680    87,377       7.95%

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.


     The following table presents combined operating results for all cellular licensees in which the Company holds an interest. The "Combined" columns reflect 100% of such activity. The "Financed Proportionate" columns represent the "Combined" amounts multiplied by the proportionate ownership interest in the licensee held by the Company and those affiliates of the Company that borrow from CIFC. The "Company Proportionate" columns represent the "Combined" amounts multiplied by the Company's proportionate interest in the licensee. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding of the results of the licensees in which the Company holds an interest. The Company's consolidated statement of operations do not reflect combined and proportionate consolidation for such licensees, but rather consolidation, equity and cost accounting as required by generally accepted accounting principles. Certain financial analysts believe that generally accepted accounting principles do not provide an adequate basis for understanding the operations of a company that owns varying percentages of many entities, because consolidation dictates inclusion of all activity within descriptive line items of an operating statement or schedule, such as revenues. Conversely, equity and cost accounting prohibits inclusion of any activity for all descriptive line items.


                                                                 Six Months Ended March 31,
                                  --------------------------------------------------------------------------------------
                                      1995           1994           1995           1994           1995           1994
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                           Combined               Financed Proportionate         Company Proportionate
                                  --------------------------    --------------------------    --------------------------
MANAGED MARKETS
Revenues:
   Cellular service               $30,632,634    $19,816,799    $28,487,884    $18,143,975    $22,018,537    $13,709,098
   Roaming                         11,741,508      8,752,626     10,985,625      7,860,799      8,256,246      5,849,634
   Equipment sales                  2,436,845      2,470,291      2,259,232      2,253,343      1,687,086      1,656,245
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total revenues               44,810,987     31,039,716     41,732,741     28,258,117     31,961,869     21,214,977
Cash costs and expenses:
   Cost of sales:
      Cellular service
         (including
         roaming)                   9,719,179      6,260,522      9,186,918      5,698,926      6,797,354      3,983,567
      Equipment sales               2,811,436      2,562,610      2,576,201      2,322,915      1,945,158      1,707,691
   General and
      administrative               12,923,156      9,964,834     12,131,513      9,105,600      9,333,603      6,597,336
   Marketing and selling           12,698,455      9,133,909     11,814,069      8,312,733      9,026,762      6,286,637
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total cash costs and
         expenses                  38,152,226     27,921,875     35,708,701     25,440,174     27,102,877     18,575,231
                                  -----------    -----------    -----------    -----------    -----------    -----------
EBITDA                            $ 6,658,761    $ 3,117,841    $ 6,024,040    $ 2,817,943    $ 4,858,992    $ 2,639,746
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------    -----------
Capital expenditures              $19,522,053    $ 6,390,983    $17,295,360    $ 6,249,889    $13,389,707    $ 4,594,056
Subscriber count                      124,057         78,496        114,834         70,909         87,518         53,040
Total markets                              55             54             55             54             55             54

NONMANAGED MARKETS
Revenues:
   Cellular service
      (including roaming)         $35,592,108    $26,859,839    $10,628,092    $ 7,501,158    $ 5,540,355    $ 3,847,400
   Equipment sales                  2,934,029      1,659,317        853,782        511,062        489,820        268,936
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total revenues               38,526,137     28,519,156     11,481,874      8,012,220      6,030,175      4,116,336
Cash costs and expenses:
   Cost of sales:
      Cellular service             11,713,506     10,425,979      3,487,467      2,988,035      1,782,779      1,494,754
      Equipment sales               2,050,558       (124,750)       631,365         83,971        346,572         45,428
   General and
      administrative                7,457,553      6,849,097      2,219,846      2,063,582      1,156,962      1,103,100
   Marketing and selling           10,644,801      6,884,094      3,141,880      1,922,403      1,659,936        962,063
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total cash costs
         and expenses              31,866,418     24,034,420      9,480,558      7,057,991      4,946,249      3,605,345
                                  -----------    -----------    -----------    -----------    -----------    -----------
EBITDA                            $ 6,659,719    $ 4,484,736    $ 2,001,316    $   954,229    $ 1,083,926    $   510,991
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------    -----------
Capital expenditures              $18,885,247    $12,392,107    $ 6,159,696    $ 3,202,553    $ 3,230,609    $ 1,566,779
Subscriber count                      107,118         63,577         31,064         17,617         16,748          8,698
Total markets                              38             29             38             29             38             29


     The following table presents the financed proportionate operating results and other cash activity of the financed cellular licensee affiliates in which the Company holds an interest, in addition to incremental cash activity not involving such affiliates. Financed proportionate activity represents cash flows that are allocable to the Company which, when received, will be used to pay the Company's obligations to CoBank.


                                                                       Six Months Ended March 31,
                                                                    --------------------------------
                                                                        1995                1994
                                                                    --------------------------------

Revenues:
   Cellular service (including roaming)                             $ 50,101,601        $ 33,505,932
   Equipment sales                                                     3,113,014           2,764,405
                                                                    ------------        ------------

         Total revenues                                               53,214,615          36,270,337

Cash costs and expenses:
   Cost of sales:
      Cellular service (including roaming)                            12,674,385           8,686,961
      Equipment sales                                                  3,207,566           2,406,886
   General and administrative                                         14,351,359          11,169,182
   Marketing and selling                                              14,955,949          10,235,136
                                                                    ------------        ------------

         Total operating expenses                                     45,189,259          32,498,165
                                                                    ------------        ------------

EBITDA                                                                 8,025,356           3,772,172
                                                                    ------------        ------------

Cash interest expense (net)                                           (5,648,665)         (5,701,880)

Capital expenditures, including corporate                            (21,677,941)         (8,966,599)

Changes in operating assets and liabilities and other                   (966,191)         (9,306,713)
                                                                    ------------        ------------

   Cash used by financed cellular licensee affiliates                (20,267,441)        (20,203,020)

Acquisition activity involving cash                                     (603,656)         (3,851,216)

Nonlicensee cash corporate expenses                                   (1,241,492)           (839,095)

Changes to long-term debt and equity                                  13,240,324           2,635,593
                                                                    ------------        ------------

Change in cash and short-term investments                           $ (8,872,265)       $(22,257,738)
                                                                    ------------        ------------
                                                                    ------------        ------------

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.1 Sixth Addendum to Lease Agreement dated April 20, 1995 between the Company and RCB Trust Company Real Property Trust - Southport Financial II.

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 1995:

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMNET CELLULAR INC. (Registrant)



Date:                                 By: /s/Daniel P. Dwyer
                                          --------------------------------------
                                          Daniel P. Dwyer
                                          Executive Vice President, Treasurer &
                                          Chief Financial Officer



Date:                                 By: /s/Andrew J. Gardner
                                          --------------------------------------
                                          Andrew J. Gardner
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

                              COMMNET CELLULAR INC.

                           FORM 10-Q - March 31, 1995



                                  EXHIBIT INDEX


 Exhibit No.                        Description                          Page
- -------------     ------------------------------------------------    ----------
   10.1           Sixth Addendum to Lease Agreement dated April
                  20, 1995 between the Company and RCB Trust
                  Company Real Property Trust - Southport
                  Financial II.