Form 10-K/A
period 1994-09-30
COMMNET CELLULAR INC
filed 1995-05-26
CIK 787912

                                FORM 10-K/A No. 2
                                  ------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

(Mark one)
  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended:  September 30, 1994
                                      ------------------
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------    ------------

                         Commission file number: 0-15056
                                                 -------

                              COMMNET CELLULAR INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Colorado                         84-0924904
                      --------                         ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

      5990 Greenwood Plaza Boulevard, Suite 300, Englewood, Colorado 80111
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303/694-3234
                                  ------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)
               6-3/4% Convertible Subordinated Debentures Due 2009
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                               -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 14, 1994 was $231,876,164.

         The number of shares of the registrant's common stock outstanding as of December 14, 1994 was 11,725,655.

                                     PART I


Item 1.  Business.

(a)      GENERAL DEVELOPMENT OF BUSINESS.

         CommNet Cellular Inc. was organized under the laws of Colorado in 1983. Cellular, Inc. Financial Corporation ("CIFC") subsequently was organized to provide financing to affiliates of the Company. Cellular Inc. Network Corporation ("CINC") also subsequently was organized to acquire interests in cellular licenses. CIFC and CINC are wholly-owned subsidiaries of CommNet Cellular Inc. Unless the context indicates otherwise, the "Company" refers to CommNet Cellular Inc. and its consolidated subsidiaries.

         The Company operates, manages and finances cellular telephone systems, primarily in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,161,000 net Company pops in 94 markets located in 16 states. These markets consist of 84 RSA markets having a total of 6,331,000 pops and 10 MSA markets having a total of 1,273,000 pops, of which the Company's interests represent 2,551,000 net Company pops and 610,000 net Company pops, respectively. Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

         As used herein, "pops" means the estimated total 1993 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA") as initially licensed by the Federal Communications Commission ("FCC"), based upon Strategic Marketing, Inc. 1993 population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in the entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market." As the five-year fill-in period for each market expires, the manner of calculating the number of pops will change to reflect the CGSA of each market instead of the geographic boundaries originally established by the FCC. See "Federal Regulation--Cellular Service Area." The radio signal from the Company's managed systems currently covers approximately 85% of the total pops within the managed markets and the Company intends to increase signal coverage to over 90% prior to expiration of the five-year fill-in periods. The number of pops should not be confused with the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

         The Company has concentrated its efforts on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company (the "network"). Within the network, the Company provides substantially all of the services typically offered by landline telephone systems, including custom calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. The network currently consists of 55 markets spanning eight states, comprised of 48 RSA markets and 7 MSA markets. The Company's interests in these managed markets represent 2,706,000 net Company pops, constituting approximately 86% of total net Company pops. As of September 30, 1994, the RSA and MSA markets managed by the Company had 68,291 and 30,711 subscribers, respectively, or a total of 99,002.

         The Company believes that certain demographic characteristics of the rural marketplace should further facilitate commercial exploitation of the network. As compared to urban residents, rural residents travel greater distances by personal vehicle and have access to fewer public telephones along drive routes. The Company believes that these factors will sustain demand for mobile telecommunication service in the rural marketplace. These same factors produce "roaming" revenues that are higher as a percentage of total revenues than would likely be the case in more densely populated urban areas. Roaming revenues tend to produce higher margins because roaming calls on average are priced at higher rates than local calls and because there are no associated sales commission costs.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company has only one principal industry being the management, financing and operation of cellular telephone systems. Information concerning revenue, operating profit or loss and identifiable assets of the Company's sole industry segment are set forth in the consolidated financial statements and related notes included in Part II of this Report.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

         THE COMPANY'S OPERATIONS

         GENERAL. Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of December 9, 1994, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."


                                       Company             Affiliate(s)                           Net
  MSA or                             Interest in           Interest in            1993          Company
RSA Code (1)         State         Affiliate(s) (2)        Licensee (3)    Population (4)(9)    Pops (5)
- ------------         -----         ----------------        ------------    -----------------    --------
MSAs:
141               Minnesota             49.00%               16.34% LP           229,336         18,362
185               Indiana              100.00%               16.67% LP           169,124         28,193
241*(6)(7)        Colorado              73.99%              100.00% GP           124,638         92,220
253*(6)(7)        Iowa                  74.50%              100.00% GP           117,652         87,651
267*(6)(7)        South Dakota         100.00%               51.00% GP           131,561         67,096
268*              Montana               49.00%               90.00% GP           119,363         52,639
279               Maine                 33.33%               33.33% GP           103,417         11,488
289*(6)(7)        South Dakota         100.00%              100.00% GP           111,371        111,371
297*(6)(7)        Montana              100.00%              100.00% GP            80,098         80,098
298*(6)(7)        North Dakota         100.00%               70.00% GP            86,977         60,884
                                                                              ----------     ----------
Total MSA                                                                      1,273,537        610,002





                                       Company             Affiliate(s)                           Net
  MSA or                             Interest in           Interest in            1993          Company
RSA Code (1)         State         Affiliate(s) (2)        Licensee (3)    Population (4)(9)    Pops (5)
- ------------         -----         ----------------        ------------    -----------------    --------
RSAs:
348*(7)           Colorado              10.00%              100.00% GP            43,672          4,367
349*(6)(7)        Colorado              58.60%              100.00% GP            61,659         36,132
351*(6)(7)        Colorado              61.75%              100.00% GP            62,916         38,851
352*(6)(7)        Colorado              66.00%              100.00% GP            25,783         17,017
353*(6)(7)        Colorado             100.00%               75.00% GP            65,251         48,938
354*(7)           Colorado              61.75%               80.00% GP            44,328         21,898
355*(7)           Colorado              49.00%              100.00% GP            44,194         21,655
356*(7)           Colorado              49.00%              100.00% GP            27,259         13,357
389               Idaho                 49.00%               50.00% LP            64,671         15,844
390               Idaho                 49.00%               33.33% LP            15,485          2,529
392*(6)(7)        Idaho (B1)           100.00%              100.00% LP           134,315        134,315
393*(6)(7)        Idaho                 91.64%              100.00% GP           280,569        257,113
415               Iowa                  49.00%               20.64% LP           155,247         15,701
416               Iowa                  49.00%               78.57% LP           108,129         41,629
417*(6)(7)        Iowa                 100.00%              100.00% GP           152,597        152,597
419*              Iowa                  49.00%               91.67% GP            54,659         24,552
420*(6)(7)        Iowa                 100.00%              100.00% GP            63,458         63,458
424               Iowa                  49.00%               30.00% LP            66,743          9,811
425*              Iowa                  49.00%               27.11% LP           108,426         14,403
426*(7)           Iowa                  52.65%               93.33% GP            84,932         41,734
427*(7)           Iowa                  53.64%               91.66% GP           102,773         50,530
428               Kansas               100.00%                3.07% LP            28,103            863
429               Kansas               100.00%                3.07% LP            31,121            955
430               Kansas               100.00%                3.07% LP            52,640          1,616
431               Kansas               100.00%                3.07% LP           129,852          3,986
432               Kansas               100.00%                3.07% LP           118,599          3,641
433               Kansas               100.00%                3.07% LP            20,138            618
434               Kansas               100.00%                3.07% LP            81,515          2,503
435               Kansas               100.00%                3.07% LP           126,535          3,885
436               Kansas               100.00%                3.07% LP            57,937          1,779
437               Kansas               100.00%                3.07% LP           104,942          3,222
438               Kansas               100.00%                3.07% LP            81,130          2,491
439               Kansas               100.00%                3.07% LP            42,198          1,295
440               Kansas               100.00%                3.07% LP            29,155            895
441               Kansas               100.00%                3.07% LP           171,226          5,257
442               Kansas               100.00%                3.07% LP           154,341          4,738
512               Missouri (B1)         49.00%               30.00% LP            76,061         11,181
523*(7)           Montana (B1)          49.00%              100.00% GP            66,841         32,752
523*(6)(7)        Montana (B2)         100.00%               98.76% GP            70,350         69,478
524*(6)(7)        Montana               61.75%              100.00% GP            37,386         23,086
525*(6)(7)        Montana               59.20%              100.00% GP            14,877          8,807
526*(6)(7)        Montana               59.20%              100.00% GP            39,843         23,587
527*(6)(7)        Montana               61.75%              100.00% GP           174,631        107,835
528*(6)(7)        Montana               61.75%              100.00% GP            63,009         38,908
529*(6)(7)        Montana               61.75%              100.00% GP            28,742         17,748
530*(6)(7)        Montana               61.75%              100.00% GP            83,488         51,554
531*(6)(7)        Montana               61.75%              100.00% GP            30,990         19,136
532*(6)(7)        Montana               61.75%              100.00% GP            19,431         11,999




                                       Company             Affiliate(s)                           Net
  MSA or                             Interest in           Interest in            1993          Company
RSA Code (1)         State         Affiliate(s) (2)        Licensee (3)    Population (4)(9)    Pops (5)
- ------------         -----         ----------------        ------------    -----------------    --------
533               Nebraska              57.24%               25.52% LP            90,016         13,149
534               Nebraska              57.24%               25.52% LP            31,353          4,580
535               Nebraska              57.24%               25.52% LP           115,108         16,815
536               Nebraska              57.24%               25.52% LP            35,803          5,230
537               Nebraska              57.24%               25.52% LP           142,155         20,766
538               Nebraska              57.24%               25.52% LP           105,599         15,426
539               Nebraska              57.24%               25.52% LP            89,125         13,019
540               Nebraska              57.24%               25.52% LP            58,058          8,481
541               Nebraska              57.24%               25.52% LP            81,697         11,934
542               Nebraska              57.24%               25.52% LP            85,250         12,453
553               New Mexico            49.00%               33.33% LP           245,584         40,108
555               New Mexico            49.00%               25.00% LP            76,635          9,388
557               New Mexico            49.00%               33.33% LP            55,076          8,995
580*(6)(7)        North Dakota          52.14%              100.00% GP           102,513         53,450
581*(7)           North Dakota          49.00%              100.00% GP            60,131         29,464
582               North Dakota          49.00%               84.59% LP            91,629         37,979
583*              North Dakota          46.96%              100.00% GP            65,783         30,892
584*(6)(7)        North Dakota          61.75%              100.00% GP            49,671         30,672
611               Oregon               100.00%               25.00% LP(8)        177,438         44,360
634*(6)(7)        South Dakota          61.75%              100.00% GP            35,624         21,998
635*(6)(7)        South Dakota          56.29%              100.00% GP            22,563         12,701
636*(6)(7)        South Dakota          57.50%              100.00% GP            53,724         30,891
638*(6)(7)        South Dakota(B1)      82.99%              100.00% GP            16,443         13,646
638*(6)(7)        South Dakota(B2)      82.99%              100.00% GP             8,220          6,822
639*(6)(7)        South Dakota(B1)      60.66%              100.00% GP            33,390         20,254
639*(6)(7)        South Dakota(B2)      60.66%              100.00% GP             5,568          3,378
640*(6)(7)        South Dakota          64.49%              100.00% GP            65,549         42,273
641*(6)(7)        South Dakota          61.13%              100.00% GP            71,921         43,965
642*(7)           South Dakota          49.00%              100.00% GP            91,706         44,936
675*(6)(7)        Utah                 100.00%              100.00% GP            51,727         51,727
676*(6)(7)        Utah                 100.00%              100.00% GP            86,612         86,612
677*(6)(7)        Utah (B3)             74.50%              100.00% GP            37,966         28,285
678*(6)(7)        Utah                 100.00%               80.00% GP            23,840         19,072
718*(6)(7)        Wyoming               66.00%              100.00% GP            46,896         30,951
719*(6)(7)        Wyoming               83.00%              100.00% GP            72,795         60,420
720*(6)(7)        Wyoming              100.00%              100.00% GP           145,382        145,382
                                                                              ----------     ----------
Total RSA                                                                      6,330,697      2,550,720
                                                                              ----------     ----------
Total MSA and RSA                                                              7,604,234      3,160,722
                                                                              ----------     ----------
                                                                              ----------     ----------


- --------------------

(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the composite ownership interest held by the Company in the respective affiliate(s). Composite ownership by the Company in affiliate(s) of greater than 50% does not necessarily represent a controlling interest in any affiliate.





(3) Represents the composite ownership interest of the Company's affiliate(s) in the licensee for a cellular telephone system in the respective market. Composite ownership by affiliate(s) in a licensee of greater than 50% does not necessarily represent a controlling interest in such licensee. GP indicates that at least one affiliate has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has a limited partner or minority interest.
(4)  Derived from the Strategic Marketing, Inc. 1993 population estimates.
(5) Net Company Pops represents Company Interest in Affiliate(s) multiplied by Affiliate(s) Interest in Licensee multiplied by 1993 Population.
(6) The operations of these markets are reflected on a consolidated basis in the Company's consolidated financial statements for the fiscal year ended September 30, 1994. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(7) The Company's interest in these markets is held, in whole or in part, directly in the licensee.
(8)  The ownership percentages for this market are the subject of litigation.
(9) Represents population within the market area initially licensed by the FCC. Upon expiration of the five-year fill-in period, market boundaries and actual service areas may not be coincident.

         Markets managed by the Company are denoted by an asterisk (*).


         NETWORK CONSTRUCTION AND OPERATIONS. Construction of cellular telephone systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only 14 MTSOs are currently required to serve all 55 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. Economies of scale generated by the network also have permitted the Company to use one network operations center, to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

         The network also affords the Company certain technical advantages in the provision of enhanced services, such as call delivery and call forwarding. Through the use of single switching facilities serving multiple markets, the Company has implemented continuous coverage on an intrastate basis throughout most of the network. The Company has widened the area of coverage within the network by interconnecting MTSOs located in adjoining markets. The Company's current objective is to provide subscribers with "seamless" coverage throughout the network, which will permit subscribers, as they travel through the network, to receive calls and otherwise use their cellular telephone as if they were in their home market. This will occur once all of the MTSOs managed by the Company and in adjoining markets within the eight-state area are networked. The Company has achieved a high degree of network reliability through the deployment of standardized components, and operating procedures, and the introduction of redundancy in switching and cell site equipment, interconnect facilities and power supply. Most of the Company's equipment is built by Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs has been achieved using NTI's internal software and hardware.

         The Company began implementing the "IS-41" technical interface during fiscal 1994. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems with the eventual goals of establishing a national seamless network, substantially reducing the cost of validating calls and reducing fraud exposure.

         The Company also has entered into and is negotiating agreements with other cellular carriers to enhance the range of markets and quality of service available to cellular subscribers when traveling outside the network. Pursuant to existing agreements with other cellular carriers, the Company's subscribers are able to "roam" throughout most MSA and RSA markets in the United States and Canada. "Roaming" is an industry term for calls made by cellular customers when traveling in another carrier's cellular system.

         EXPANSION. The Company is in the process of "filling in" the "cellular geographic service area" or "CGSA" (as defined by the FCC) within its managed markets by adding network facilities to increase the coverage of the radio signal. The Company estimates that over the past 21 months radio signal coverage of the total population within its managed markets has increased from approximately 60% to approximately 85%, and the Company intends to construct approximately 40 cell sites by the end of the third fiscal quarter of 1995 to complete the fill in project. Further expansion of signal coverage by the construction of 60 additional cell sites is expected to add additional subscribers, enhance use of the systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the radio signal and further improve the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage will also preserve the Company's right to provide cellular service in potentially valuable areas within the network which are not currently covered by the Company's radio signal.

         The Company also continues to evaluate acquisitions of cellular properties in markets that will further enhance the network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures, including the ability of the target market to utilize existing switching capacity. In pursuing such acquisitions, the Company may exchange interests in nonmanaged markets for interests in existing or new markets that serve to expand the network. Certain acquisitions and related dispositions may be subject to rights of first refusal held by the partners in the respective partnerships in which the Company holds an interest. Recent and pending acquisitions are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

         In an effort to provide comprehensive availability of mobile communications services to its subscribers, regardless of location throughout North America, the Company has entered into a distribution agreement with American Mobile Satellite Corporation ("AMSC"). AMSC holds an FCC construction permit to build and operate a mobile satellite service which will complement the existing terrestrial cellular system by providing mobile voice, fax and data communications in all areas not covered by cellular service. Subscribers will access AMSC's satellite through a cellular/satellite mobile phone which will route calls through the cellular network in those areas covered by cellular service and will process the call via satellite in the absence of cellular coverage. AMSC anticipates its service will be available some time after a March 1995 launch date.

         SERVICES AND PRODUCTS. Mobile subscribers in the Company's managed markets have available to them substantially all of the services typically provided by landline telephone systems, including custom-calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. Several price plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. The plans provide specific charges for custom-calling features and voice mail to offer value to the customer while enhancing airtime use and revenues for the Company. The Company also sells cellular equipment at discounted prices as a way to encourage use of its mobile services. The Company provides warranty and repair services after the sale through regional equipment service centers, which provide state-of-the-art test equipment and certified repair technicians. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. Through a centralized procurement and equipment distribution strategy, the Company obtains the benefits of favorable equipment costs through bulk purchases. As appropriate, revisions to pricing of service plans and equipment pricing are made to meet local marketplace demands.

         The network affords the Company the opportunity to offer service over expanded geographic territories at favorable rates. Customers that subscribe to a stand-alone cellular system generally are charged premium roaming rates when using a cellular system outside of their home service area. The Company's subscribers are able to roam within the network and are afforded "home rate follows" pricing, whereby subscribers are charged the rate applicable in their home service area when traveling within the network. In addition, the Company's simplified retail roaming rate structure allows the customer to roam on certain adjacent carriers' systems at a preferred rate and minimizes confusion by consolidating the remainder of the country into a uniform rate. Finally, the Company offers toll-free calling across single or multiple states to its subscribers for a nominal monthly fee, due to favorably negotiated interconnect agreements.

         Because the licensed radio spectrum available to the Company was designed to serve densely populated metropolitan areas, demand for "traditional" cellular service within the network is not expected to use all available spectrum. The Company expects that this excess capacity may be adapted for data transmission, monitoring, control transaction processing and other nontraditional cellular uses that are well suited for agriculture, energy and other industries that have widespread operations within the Company's rural marketplace, such as wireless network systems for mobile office applications, credit card verifications, telemetry and polling systems. The Company is working with equipment manufacturers, system integrators and value added resellers to develop and deploy these systems. The Company also is exploring the potential uses of packet data systems, an efficient method of multi-point, simultaneous polling of wireless monitoring devices, to expand the potential market for nontraditional uses of cellular technology.

         In 1992 the Company began investing in TVX, Inc., which holds the distribution rights for the TVX camera systems in North, Central and South America. The TVX system provides visual verification of the cause of an alarm at the time of an incident to distinguish actual emergencies from false alarms. The TVX camera takes four pictures within five seconds and transmits them to a host computer via either the cellular or wireline networks. The Company intends to work closely with TVX, Inc. to market cellular service in conjunction with the TVX system for use at locations where phone lines are not available or as a backup when phone lines have been disabled. The Company and Automated Security Holdings, PLC ("ASH") each hold a 41% equity interest in TVX, Inc. TVX has filed a registration statement to sell shares of its common stock to the public in an initial public offering. TVX has asked the SEC not to act on the filing pending changes to market conditions.

         The Company is committed to providing consistently high quality customer service. The Company maintains a comprehensive, centralized customer assistance department which offers the advantages of expanded customer service hours, specialized roaming and key account representatives and an automated customer information database that allows for efficiency and accuracy, while decreasing the time spent on each customer contact. The customer assistance department also supports the administrative functions required to activate a customer's phone through a high speed, call-in process and to enter the customer into the informational databases required for customer service and billing. The Company believes this centralized approach provides cost efficiencies while also addressing the critical need for quality control. To ensure that it is delivering a consistently high level of quality service, the Company monitors customer satisfaction with its network quality, sales and customer service support, billing and quality of roaming through regular surveys conducted by an independent research firm.

         INDUSTRY ALLIANCE PARTICIPATION. To enhance its service offerings and marketing efforts, the Company has allied itself with other U.S., Canadian and Mexican cellular telecommunication companies to market its services in wireline markets and has been licensed to use the "MobiLink" name in connection with such services. The Company and other members of the alliance have agreed to meet a consistent set of operating and service quality standards for the wireline areas they serve and are currently developing an additional consistent set of service quality standards which will result in a virtual U.S. and Mexican network for alliance customers. As a result, CommNet Cellular customers will experience an expanded home coverage area with similar calling features, access to home customer service, compatible system technology and preferential service rates.

         MARKETING. The Company coordinates the marketing strategy for each of its managed markets. The Company markets cellular telephone service principally under the CommNet Cellular name. The use of a single service mark over a broad geographic territory creates a strong brand-name awareness, allowing for standardization of advertising programs which communicate the Company's expertise and address the unique wireless telecommunications needs of its rural customers. To establish name recognition and develop a customer base, the Company employs a four-pronged marketing strategy. The first element introduces the CommNet Cellular service to prospective customers utilizing a wide range of mixed media including radio, print, billboards and television, as well as more specifically targeted sales techniques, such as referral programs and direct mail, coupled with a customer-specific pricing and service package. The second element of the marketing strategy includes a direct communication program utilizing sales and customer support literature, bill and on-hold messages and newsletters. The third element is a public relations program which communicates specific Company benefits and enhances its image both to the prospective and current customer as well as within the industry. The final element comprises marketing and customer retention programs based on ongoing prospective and current customer research.

         The Company believes that a key competitive advantage in marketing its service is the large geographic area covered by the network. The seamless coverage being developed in the network is critical to marketing, as customers are attracted to the higher percentage of delivered calls that such coverage provides. Furthermore, the Company's "home rate follows" pricing allows customers to make calls from anywhere in the network without incurring additional daily fees or surcharges which usually occur when customers roam outside of their home market. Additionally, the Company has entered into a licensing agreement with GTE Telecommunication Services, Inc. ("GTE") which allows the Company to provide GTE's "Follow Me Roaming" service. This service permits customers to receive calls in any market that is part of the Follow Me Roaming system without having to dial complicated access codes. The Company also offers discounted roaming prices, and expects to be able to offer enhanced services, in certain markets as a result of agreements with U S West NewVector and other cellular carriers. See "Business -- The Company's Operations -- Network Construction and Operations." In addition, the Company offers toll-free calling statewide or across multiple states to its subscribers for a nominal monthly fee. In a majority of the Company's managed RSA markets, the Company was the first cellular system operator to provide service in the market, thereby affording a significant competitive advantage.

         In order to implement its cellular sales strategy, the Company maintains a sales training program which is designed to train a core group of sales representatives selected from the managed markets. The Company believes that by using individuals familiar with the local markets, it will be able to build its subscriber base more quickly than if sales people were newly introduced to these markets. The program includes classroom instruction in sales techniques specific to cellular and alternative wireless communications, a general introduction to the technical aspects of cellular equipment and practice on field sales calls. The Company has invested in decentralized retail sales centers, which generate low cost customer activations from direct response advertising, equipment accessory sales and in-field service support capabilities.

         The Company has established marketing agreements with independent sales agents, including nationwide mass retail and automotive chains located at various retail and wholesale distribution outlets throughout the Company's managed markets. Such outlets include Sears, Radio Shack, Target, General Motors, Ford and Chrysler dealerships, and Warren Supply. These independent sales agents give the Company over 500 points of presence throughout the managed markets and presently account for over 50% of subscriber activations. In general, such agents earn a fixed commission which can vary depending upon the price plan sold when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time. Being first to market in the majority of the Company's managed RSA markets has also allowed the Company to obtain exclusive marketing agreements with the leading telecommunication retailers in a particular market and to obtain prime locations for its sales centers.

         SUBSCRIBERS. To date, a substantial majority of the subscribers who use cellular service in markets in which the Company holds interests have been business users of mobile communication services. This trend is consistent with the experience of the cellular industry generally, although given the Company's geographic presence in the mountain and plains states, its customers have tended to include proportionally more persons in the agricultural and energy industries. The Company believes that certain demographic characteristics of the rural marketplace will enhance the Company's ability to market cellular service to its primary customer base within its managed RSA markets. On average, rural residents spend a higher percentage of their annual household income on transportation and travel a relatively greater distance by personal vehicle than do urban residents. The relatively large average distance between public telephones in the rural marketplace is an additional factor that increases the need for mobile telecommunication services in that market.

         Information regarding the number of subscribers to the RSA and MSA cellular systems managed by the Company is summarized by the following table:


                       Number of Managed                                             Quarterly
                       Operating Systems          Number of Subscribers          Subscriber Growth*
                       ------------------         ---------------------          -----------------
                        RSA    MSA  Total        RSA        MSA      Total
                        ---    ---  -----        ---        ---      -----
September 30, 1991       44     5     49       11,565      6,387     17,952             24.6%
December 31, 1991        44     5     49       14,307      7,271     21,578             20.2%
March 31, 1992           44     5     49       17,352      8,370     25,722             19.2%
June 30, 1992            44     5     49       20,901      9,825     30,726             19.5%
September 30, 1992       44     5     49       24,765     11,119     35,884             16.8%
December 31, 1992        44     7     51       29,450     15,931     45,381             26.5%
March 31, 1993           44     7     51       33,112     17,387     50,499             11.3%
June 30, 1993            44     7     51       37,514     19,375     56,889             12.7%
September 30, 1993       45     6     51       42,438     17,898     60,381             11.6%
December 31, 1993        47     7     54       49,097     21,857     70,954             14.7%
March 31, 1994           47     7     54       53,729     24,767     78,496             10.6%
June 30, 1994            47     7     54       60,792     27,894     88,686             13.0%
September 30, 1994       48     7     55       68,291     30,711     99,002             11.6%

* Excluding acquisitions and dispositions.



         MANAGEMENT AGREEMENTS. The Company has entered into management agreements to operate 39 markets. The management agreements appoint the Company as exclusive management agent of the licensee with specifically enumerated responsibilities relating to the day-to-day business operation of the licensee, although the licensee retains ultimate control over its cellular system. Generally, the RSA management agreements are for an initial term of five years and are automatically renewed for additional terms unless terminated by notice from either party prior to expiration of the then current term. The agreements provide for reimbursement to the Company of expenses incurred on behalf of the affiliate or licensee.

         The Company has entered into management agreements with three MSA affiliates pursuant to which the Company has been appointed the exclusive management agent for each such affiliate. The MSA management agreements appoint the Company as managing agent of the respective MSA affiliate with specifically enumerated responsibilities relating to the day-to-day business operation of the affiliate. In cases in which the affiliate is the general partner in the licensee, the Company acts as exclusive management agent for the licensee, although the licensee retains ultimate control over its cellular system. The MSA management agreements provide for compensation to the Company in an amount equal to 10% of the distributions to the affiliate derived from the affiliate's interest in the licensee, although compensation to date under these agreements has not been material. The agreements also provide for reimbursement for reasonable administrative and overhead expenses. In cases in which the affiliate is a general partner in the licensee, the agreements generally were for an initial term of two years, were extended for an additional three years and are automatically renewed for one-year terms thereafter unless terminated by notice from either party prior to expiration of the then current term. In cases in which the affiliate is a limited partner in the licensee, the agreements generally were for an initial term of five years and are automatically renewed for additional five-year terms unless terminated by notice from either party prior to expiration of the then current term.

         The Company has also entered into a management agreement with CINC, whereby it manages all systems owned by CINC and in which CINC is the general partner.

         HISTORY. The Company initially acquired its cellular interests by participating in the wireline licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which were originally owned at least 51% by one or more independent telcos and no more than 49% by the Company. In exchange for the Company's 49% interest, the Company provided a financing commitment to the affiliates for their capital needs, as well as certain management services. In addition to obtaining interests in cellular markets through participation in the FCC licensing process, the Company also has purchased direct interests in additional markets in order to expand the network.

         FINANCING ARRANGEMENTS WITH AFFILIATES; CIFC. CIFC has entered into loan agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from National Bank for Cooperatives ("CoBank") and the Company. As of September 30, 1994, CIFC had entered into loan agreements with 50 RSA affiliates, 5 MSA affiliates and CINC and had advanced $180,000,000 thereunder, including $93,492,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC bear interest at 1% over the average cost of CoBank borrowings and are secured by a lien upon all assets of the entity to which funds are advanced. Loans from CIFC to affiliates will be repaid from funds generated by operations of the licensee or distributions to affiliates by licensees in which such affiliates own an interest. Amounts paid to CIFC will be applied by CIFC towards payment of its obligations to CoBank and the Company. The repayments allocated to the Company will be retained by CIFC and used to offset future loans which would otherwise have been made by the Company. The Company has made and will continue to make advances to affiliates on an interim basis. Funds borrowed from CIFC by affiliates are used to repay the Company for such interim advances. As of September 30, 1994, the Company had outstanding interim advances of $33,170,000 to affiliates, which advances bear interest at 2% over the prime rate.

         As of September 30, 1994, the Company and CIFC had advanced a total of $184,324,000 to RSA and MSA affiliates and to finance switches. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate and switch loans and advances was

$129,689,000. The assets of the affiliates in which the Company has investments or advances represent 4,464,000 pops, which include 3,161,000 net Company pops.

         THE CELLULAR TELEPHONE INDUSTRY. Cellular telephone service is a form of wireless telecommunication capable of providing high quality, high capacity service to and from mobile, portable and fixed radio telephones. Cellular telephone technology is based upon the division of a given market area into a number of regions, or "cells," which in most cases are contiguous. Each cell contains a low-power transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with cellular telephones located in the cell. The cells are typically designed on a grid, although terrain factors, including natural and man-made obstructions, signal coverage patterns and capacity constraints may result in irregularly shaped cells and overlaps or gaps in coverage. Cells generally have radiuses ranging from two miles to more than 25 miles. Cell boundaries are determined by the strength of the signal emitted by the cell's transmitter-receiver. Each cell site is connected to a MTSO, which, in turn, is connected to the local landline telephone network.

         When a cellular subscriber in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. By leaving the cellular telephone on, a signal is emitted so the MTSO can sense in which cell the cellular telephone is located. The MTSO also records information on system usage and subscriber statistics.

         The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licensees in each cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (I.E., simultaneous two-way) service. Two distinguishing features of cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and (ii) call hand-off, occurring when a deteriorating transmission path between a cell site and a cellular telephone is rerouted to an adjacent cell site on a different channel to obtain a stronger signal and maintain the call. A cellular telephone system's frequency reuse and call hand-off features result in far more efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than pre-cellular mobile telephone systems.

         Frequency reuse is one of the most significant characteristics of cellular telephone systems. Each cell in a cellular telephone system is assigned a specific set of frequencies for use between that cell's base station and cellular telephones located within the cell, so that the radio signals being used in one cell do not interfere with those being used in adjacent cells. Because of the relatively low transmission power of the base stations and cellular telephones, two cells sufficiently far apart can use the same frequencies in the same market without interfering with one another.

         A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse in other cells. Furthermore, an area within a system may be served by more than one cell through procedures which utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Expected digital transmission technologies will provide cellular licensees with additional capacity to handle calls on cellular frequencies. As a result of present technology and assigned spectrum, however, there are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity. Because the primary objective of the cellular licensing process is to address mobile and portable uses, operators in highly populated MSAs may have capacity constraints which limit their ability to provide alternate cellular service. The Company does not anticipate that the provision of mobile and portable services within the network will require as large a proportion of the systems' available spectrum and, therefore, the systems will have more available spectrum with which to pursue data applications, which may enhance revenues. In addition, because fixed cellular applications do not require hand-off capability, the cell sites and switches use less capacity in providing such service.

         Call hand-off in a cellular telephone system is automatic and virtually unnoticeable to either party to the call. The MTSO and base stations continuously monitor the signal strength of calls in progress. The signal strength of the transmission between the cellular telephone and the base station declines as the caller moves away from the base station in that cell. When the signal strength of a call declines to a predetermined threshold level, the MTSO automatically determines if the signal strength is greater in another cell and, if so, hands off the cellular telephone to that cell. The automatic hand-off process within the system takes a fraction of a second. However, if the cellular telephone leaves the reliable service areas of the cellular telephone system, the call is disconnected unless an appropriate technical interface is established with an adjacent system through intersystem networking arrangements.

         FCC rules require that all cellular telephones be functionally compatible with cellular telephone systems in all markets within the United States and with all frequencies allocated for cellular use, so that a cellular telephone may be used wherever a subscriber is located, subject to appropriate arrangements for service charges. Changes to cellular telephone numbers or other technical adjustments to cellular telephones by the manufacturer or local cellular telephone service businesses may be required, however, to enable the subscriber to change from one cellular service provider to another within a service area.

         Because cellular telephone systems are fully interconnected with the landline telephone network and long distance networks, subscribers can receive and originate both local and long-distance calls from their cellular telephones.

         Cellular telephone systems operate under interconnection agreements with various local exchange carriers and interexchange carriers. The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems, to permit cellular subscribers to call landline subscribers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation and vary from system to system.

         While most MTSOs process information digitally, most radio transmission of cellular telephone calls are done on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. Because of the uncertainty surrounding the selection of an agreed-upon digital standard, the timing and costs of such a conversion for the Company are presently unknown.

COMPETITION

         GENERAL. The cellular telephone business is a regulated duopoly. The FCC awarded only two licenses in each market, although certain markets have been subdivided as a result of voluntary settlements. One of these licenses initially was awarded to an entity that was majority owned by local telephone companies or their affiliates and the other license was awarded to an entity that did not provide such service. Each licensee has the exclusive use of a defined frequency band within its market.

         The primary competition for the Company's mobile cellular service in any market comes from the other licensee in such market, which may have significantly greater resources than the Company and its affiliates.
Competition is principally on the basis of coverage, services and enhancements offered, technical quality of the system, quality and responsiveness of customer service and price. Such competition may increase to the extent that licenses pass from weaker stand-alone operators into the hands of better capitalized and more experienced cellular operators who may be able to offer consumers certain network advantages similar to those offered by the Company. Within the network, the Company has three primary direct competitors, in addition to a number of stand-alone operators. The Company also faces competition from other communications technologies that now exist, such as specialized mobile radio systems ("SMR") and paging services, and may face competition from technologies introduced in the future.

         COMPETITION FROM OTHER TECHNOLOGIES. Potential users of cellular systems may find an increasing number of current and developing technologies able to meet their communication needs. For example, SMRs, such as are generally used by taxicab and tow truck services, and other communications services, have the technical capability to handle mobile telephone calls (including interconnection to the landline telephone network) and may provide competition in certain markets.

         Although SMRs have limitations that make their usage more appropriate for short dispatch messages, the FCC has granted waivers of its rules to permit the construction and operation of low powered "cellular-like" services using a collection of SMR frequencies ("ESMR") in a number of markets in the United States. Recent legislation permits commercial mobile service providers, including SMR providers, to obtain upon demand physical interconnection with the landline telephone network. Such interconnection enhances an SMR provider's ability to compete with cellular operators, including the Company. The FCC has encouraged ESMR activities and has amended its rules to establish an Expanded Mobile Service Provider ("EMSP") licensing approach that would facilitate such operations. The new rates grant a new type of 800 MHz wide-area license that would permit channels to be aggregated for operation of systems throughout defined geographic areas. A new rulemaking is underway to determine what protections will be afforded to existing SMR licensees that may now be subject to relocation.

         One-way paging or beeper services that feature voice message and data-display as well as tones may be adequate for potential cellular subscribers who do not need to transmit back to the caller. SMR and paging systems are in operation in many of the service areas within the network.

         The FCC is now licensing commercial personal communications services ("PCS"). PCS is not a specific technology, but a variety of potential technologies that could compete with cellular telephone systems. The FCC has identified two categories of PCS: broadband and narrowband. In 1993, congress enacted legislation requiring the FCC to adopt final rules for licensing wideband and narrowband PCS by February 1994. This legislation also required the FCC to commence issuing licenses for narrowband PCS by October 1994 and broadband PCS by December 1994. The auctions are now being held. See "Recent Legislation."

         The FCC has adopted rules to authorize the operation of new narrowband PCS systems in the 900 MHz band. The new services possible using this 900 MHz band spectrum include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. These services most likely will be provided using a variety of devices, such as laptop and palmtop computers and computerized "personal organizers" that allow receipt of office messages, calendar planning, and document editing from remote locations.

         The FCC also has adopted rules to authorize the operation of new, wideband PCS systems in the 2 GHz band. Equipment proposed for wideband PCS includes small, lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines and other graphic devices. The regulatory plan adopted for broadband PCS includes an allocation of spectrum, a flexible regulatory structure, eligibility restrictions and technical and operational rules. In a related matter in the same proceeding, the FCC revised its cellular rules to explicitly state that cellular licensees may provide any PCS-type services (including wireless PBX, data transmission and telepoint services) on their 800 MHz band cellular channels without prior notification to the FCC (other than the notification required to report the construction of new cell sites).

         The FCC has allocated 140 MHz of spectrum in the 2 GHz band for the provision of licensed and unlicensed wideband PCS. Much of the spectrum allocated for wideband PCS is already occupied by microwave licensees. As a general proposition, wideband PCS licensees will be required to pay the costs associated with relocating these existing microwave users to other portions of the radio spectrum.

         Of the 140 MHz of spectrum allocated to wideband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been channelized into six channel blocks, as follows: i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and will be licensed on the basis of 51 Major Trading Areas ("MTAs"), iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and will be licensed on the basis of 493 Basic Trading Areas ("BTAs"). In a separate proceeding dealing with spectrum auctions and consistent with a directive contained in recently-enacted legislation, the FCC has granted licensing preferences on the Block C and F spectrum allocations for small businesses, rural telephone companies and minority/woman-owned businesses. The Company is analyzing FCC rules as proposed to determine its eligibility for the Block C 30 MHz channel block and the Block F 10 MHz channel block.

         Subject to a five percent cross-ownership benchmark, spectrum aggregation will be permitted in wideband PCS, but will be limited to 40 MHz of spectrum per service area to prevent any one person or entity from exercising undue market power.

         As a general rule, cellular licensees will be permitted to participate in wideband PCS on the 30 MHz frequency block outside of their existing cellular service areas or in any area where the cellular licensee serves less than ten percent of the 1990 census population of the PCS service area. Under this criterion, a cellular licensee will be ineligible to apply for one of the 30 MHz spectrum blocks if the composite reliable service area contour of its cellular system embraces ten percent or more of the 1990 census population of the PCS service area. Generally, with respect to PCS service areas in which there is ten percent or more cumulative 1990 census population overlap between the cellular and PCS service areas, the cellular carrier will be eligible to hold only one 10 MHz BTA license in addition to its cellular interest.

         The ownership attribution benchmark for cellular interests has been set at 20%. Therefore, for eligibility purposes, cellular licensees are defined as entities which have an ownership interest of 20% or more in a cellular system.

         Wideband PCS licensees will be subject to minimum construction requirements. Wideband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to the rules that currently apply to cellular licensees.

         Of the 160 MHz of spectrum allocated for wideband PCS, the remaining 40 MHz has been allocated for unlicensed devices. These unlicensed devices will be used in a variety of contexts, such as office environments, to provide such services as high and low speed data links between computing devices, cordless telephones and wireless PBXs. The unlicensed devices will be governed under Part 15 of the FCC's rules, and will not be subject to auctions.

         It is uncertain what the effect on the Company of these new personal communications services will be. The Company believes that PCS likely will not compete directly with cellular telephone service in the rural marketplace, but there can be no assurance that this will be the case. Management of the Company believes that technological advances in present cellular telephone technology in conjunction with buildout of the present cellular systems throughout the nation with cell splitting and microcell technology would provide essentially the same services as the proposals described above, but there is no assurance that this will happen. The FCC may issue operating authority for personal communications services competitive to the Company's services in the markets in which the Company holds interests in cellular systems. This could result in one or more additional competitors in each of the Company's markets.

         Technological advances in the communications field continue to occur and make it difficult to predict the extent of additional future competition for cellular systems. For example, several mobile satellite systems are planning to initiate service in the 1995 - 1999 time frame. Although satellite service may offer a customer worldwide coverage, the substantial investments required to initiate service, as well as significant technical, political, and regulatory hurdles that need to be overcome may impede the early growth of this technology. Recent legislation may make available up to 200 MHz of spectrum for new communications systems. See "Federal Regulation -- Recent Legislation." Each of these systems could provide services that compete with those provided by the Company. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

FEDERAL REGULATION

         OVERVIEW. The construction, operation and acquisition of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act and the rules and regulations promulgated thereunder (the "FCC rules"). The FCC rules govern applications to construct and operate cellular systems, licensing and administrative appeals and technical standards for the provision of cellular telephone service. The FCC also regulates coordination of proposed frequency usage, height and power of base station transmitting facilities and types of signals emitted by such stations. In addition, the FCC regulates (or forbears from regulating) certain aspects of the business operations of cellular systems. It has declined to regulate the price and terms of offerings to the public, although states may do so to assure development of competitive markets, provided certain conditions are met. See "Recent Legislation."

         INITIAL REGULATION. For licensing purposes, the FCC established 734 discrete geographically defined market areas comprising 306 MSAs and 428 RSAs. In each market area, the FCC awarded only two licenses authorizing the use of radio frequencies for cellular telephone service. The allocated cellular frequencies were divided into two equal 25 MHz blocks. One block of frequencies, and the associated operating license, was initially reserved for exclusive use by an entity that was majority owned and controlled by local landline telephone companies or their affiliates. The second block of frequencies initially was reserved for use by entities that did not provide landline telephone service in the market area. Upon the issuance of a construction permit, either wireline or nonwireline, such construction permit could be sold to any qualified buyer, regardless of telco affiliation. The FCC generally prohibits a single entity from holding an interest in both the wireline and the nonwireline licensee in the same market.

         RSAs were divided along county lines and consist of one or more contiguous counties within a single state. The RSAs were numbered alphabetically by state, rather than on the basis of population. The FCC applied a licensing policy for RSA markets similar to that utilized in the MSAs. Applications for both the wireline and nonwireline license in each RSA were filed simultaneously. In RSAs, the FCC allowed only wireline applicants to form pre-lottery settlement entities. If a full market wireline settlement was not negotiated, the FCC chose among mutually exclusive applicants for each license through the use of a lottery.

         Upon favorable review of the lottery winner or settlement entity, designation of the tentative selectee and following a public comment period, the FCC issued a construction permit for the cellular telephone system on each frequency block in a specified market. An operating license was then granted for an initial term of ten years (although a license may be revoked during its term for cause after formal proceedings by the FCC).

         LICENSE RENEWAL. The FCC has established rules and procedures to process cellular renewal applications filed by existing carriers and the competing applications filed by renewal challengers. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. The first step of the hearing process is to determine whether the existing cellular licensee is entitled to a renewal expectancy, and otherwise remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies and the Communications Act. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

         The exception to the two-step renewal hearing process allows a competing applicant proposing to provide service that far exceeds the service presently being provided by the incumbent licensee to request a waiver of the two-step process. If the waiver request is granted, the FCC will hold only a comparative hearing, I.E., it will not make a threshold determination in the first instance as to whether the incumbent licensee is entitled to a renewal expectancy.

         CELLULAR SERVICE AREA. Under FCC rules, the authorized service area for a cellular licensee in a market is referred to as the CGSA. The CGSA may be coincident with or smaller than the related FCC-designated market. In all FCC-designated markets, at least one cell site must have been placed into commercial service within 18 months after the award of the construction permit. The CGSA is defined as the area served by the cellular licensee (as computed by a mathematical formula based on the height and power of operating cell sites). Cellular licensees do not need to obtain FCC authority prior to increasing the CGSA within their FCC-designated market during the five-year period after the construction permit is initially granted for the market. However, FCC notification of construction is still required. After the five-year exclusive period has expired, any entity may apply to serve the unserved areas of the market that comprises at least 50 contiguous square miles and are outside of the licensees' CGSA (an "unserved area application"). The Company has selected target expansion areas based upon specific financial criteria and does not plan to expand in areas where these criteria are not projected to be met.

         Unserved area applications are filed in two phases, Phase I and Phase
II. During the first half of 1993, the FCC accepted Phase I unserved area applications for frequency blocks in all markets where: the five-year fill-in period had already expired or would expire on or before March 15, 1993; no applications for initial authorizations were filed; and authorizations were surrendered, or canceled for failure to meet the 18-month construction deadline or other reasons. For all other markets, Phase I applications are due on the 31st day following expiration of the five-year fill-in period. All Phase I applications for a given market are deemed mutually exclusive even if their proposed CGSAs do not overlap. Once an authorization has been granted to a Phase I applicant, the permittee has 90 days within which to file an application requesting FCC authority to make major modifications to the unserved area system. The FCC will not accept applications that are mutually exclusive with the Phase I carrier's major modification application.

         Phase II unserved area applications for any remaining area may be filed on the 121st day after the Phase I authorization has been granted (or if no Phase I applications are filed, on the first day after Phase I applications for that market are permitted). In the event mutually exclusive applications are filed the authorization will be issued by auction. Phase II applications may propose CGSAs that cover area in more than one market. Phase II applications are deemed to be mutually exclusive only if their CGSAs overlap in such a way that the grant of one would preclude the grant of the other. Currently, Phase II applications are processed on a first-come, first-served basis. Effective January 1995, the first Phase II application filed in a market will be placed on public notice by the FCC and all interested parties will have an opportunity to apply for the same market.


         Third party unserved area applicants must propose to serve a minimum of 50 contiguous square miles and must demonstrate their financial qualifications to construct the proposed system and to operate it for one year (assuming no revenues). Existing licensees proposing to expand their systems through the filing of an unserved area application are not subject to the 50 square mile minimum coverage rule, nor are they required to make a financial qualifications showing. Under recent legislation described below, mutually exclusive unserved area applications are processed by lottery selection procedures (for applications filed prior to July 26, 1993) or by auctions (for applications filed after July 26, 1993), and existing cellular carriers receive no preference in the lottery selection or auction process.

         Unserved area cellular carriers (both Phase I and Phase II) are accorded one year within which to complete construction of their systems. Unserved area cellular carriers are not accorded a five-year fill-in period. If an unserved area cellular carrier forfeits its authorization for failure to construct, the areas which thereby revert to "unserved" status may be applied for under Phase II procedures.

         ALIEN OWNERSHIP RESTRICTIONS. The Communications Act prohibits the issuance of a license to, or the holding of a license by, any corporation of which any officer or director is a non-U.S. citizen or of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which any officer or more than 25% of the directors are non-U.S. citizens or of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country, although the FCC has the power in appropriate circumstances to waive these restrictions. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, subject to certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses. The Articles of Incorporation of the Company contain prohibitions on foreign ownership or control of the Company that are substantially similar to those contained in the Communications Act.

         RECENT LEGISLATION. The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), among other things, generally requires the FCC to work with the Department of Commerce to reallocate at least 200 MHz of spectrum from federal government use to private commercial use; to issue initial licenses for radio spectrum for which mutually exclusive applications have been filed for the purpose of offering commercial communications services to subscribers either by comparative hearing or competitive bidding (I.E., auctions); to treat as common carriers PCS licensees as well as providers of commercial mobile services (including SMR services) that previously were regulated as private carriers; to issue final rules relating to the licensing of PCS; and to impose regulatory fees upon virtually all FCC licensees, including cellular licensees, to help recover the FCC's administrative costs in regulating such entities (the "Spectrum Legislation").

         In devising a methodology for auctions between mutually exclusive applicants, the Spectrum Legislation directs the FCC, among other things, to promote the development and rapid deployment of new technologies, products and services to the public, including those residing in rural areas. Further, the Spectrum Legislation prohibits the FCC from conducting lotteries to issue initial licenses for commercial services for which mutually exclusive applications are filed, unless one or more applications for such license were accepted for filing prior to July 26, 1993. Thus, all future initial applications for cellular unserved areas (if deemed to be mutually exclusive) and all applications for PCS licenses, would be issued by a competitive bidding process. Competitive bidding will not apply to applications for license renewal or applications to assign or transfer control of existing licenses.

         The Spectrum Legislation also preempts state rate or entry regulation on commercial mobile services unless a particular state petitions the FCC for authority to exercise (or continue exercising) such regulatory authority and the FCC grants the petition. The Spectrum Legislation also directs the FCC to assess and collect regulatory fees from virtually all FCC licensees, including cellular carriers. Under the initial fee schedule, cellular carriers are required to pay an annual fee of $60.00 per 1,000 subscribers.

STATE, LOCAL AND OTHER REGULATION

         STATE. Following receipt of an FCC construction permit and prior to the commencement of commercial service (prior to construction in certain states), a cellular licensee must also obtain any necessary approvals from the appropriate regulatory bodies in each of the states in which it will offer cellular service. Certain states require cellular system operators to be certified by such state to serve as common carriers. In addition, certain state authorities regulate the rates as well as certain service practices of cellular system operators. While such state regulations may affect the manner in which the Company's affiliates conduct their business and could adversely affect their profitability, they should not place the Company's affiliates at a competitive disadvantage with other service providers in the same markets. The Company has not experienced and does not presently contemplate any regulatory constraints, difficulties or delays.

         FAA, ZONING AND OTHER LAND USE. The location and construction of cellular transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations and must secure state certification and tariff approvals, if required. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

EMPLOYEES

         As of December 15, 1994, the Company had 404 full-time employees. The Company engages the services of independent contractors on an as-needed basis.

Item 2.  Properties.


         In addition to the direct and attributable interests in cellular licensees discussed in this Report, the Company leases its principal executive offices (consisting of approximately 46,000 square feet) located in Englewood, Colorado. The Company and its affiliates lease and own locations for inventory storage, microwave, cell site and switching equipment and administrative offices.

Item 3.  Legal Proceedings.

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

         On June 25, 1993, the Portland Partnership filed with the FCC a motion to stay the effectiveness of the June 4 order and a petition for further reconsideration. Thereafter, the Portland Partnership filed a petition for reconsideration of the FCC's grant of a construction permit to Northeast and the Company's affiliated telco filed a petition for reconsideration of the FCC's action on its April 1991 order. On August 18, 1993, the Commission denied the motion to stay the effectiveness of the June 4 order. The Partnership subsequently sought a stay of that order from the Court of Appeals. That request was also denied. The FCC also denied the Partnership's petition for further reconsideration of the FCC's revocation of the Partnership's cellular license. The Partnership appealed that denial to the Court of Appeals, but its appeal was dismissed by the

Court as premature until the FCC rules on the Partnership's petition for reconsideration of the FCC's grant of a license to Northeast. That petition for reconsideration has not yet been acted on by the FCC. The Partnership is required to cease operation of its cellular system ten days after it receives notice that Northeast is ready to commence operation of its system.

         There are no other material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1994.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         The common stock of the Company ("Common Stock") is traded on the NASDAQ National Market System under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock for each fiscal quarter since October 1, 1992 as reported by NASDAQ.


         Fiscal Year 1993:                            High          Low
                                                      ----          ---
            First Quarter. . . . . . . . . . . . .   $15 1/8      $11 1/8
            Second Quarter . . . . . . . . . . . .    16 1/4       13
            Third Quarter. . . . . . . . . . . . .    14           12 1/2
            Fourth Quarter . . . . . . . . . . . .    19 5/8       13 1/4

         Fiscal Year 1994:                            High          Low
                                                      ----          ---
            First Quarter. . . . . . . . . . . . .   $21 1/2      $16 7/8
            Second Quarter . . . . . . . . . . . .    21           16 3/4
            Third Quarter. . . . . . . . . . . . .    18           15 3/8
            Fourth Quarter . . . . . . . . . . . .    25 3/4       17 7/8

         As of December 14, 1994, there were 492 holders of record of the Common Stock.

         The Company has not paid cash dividends on the Common Stock and does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future. Furthermore, certain financing agreements to which the Company is a party contain provisions which restrict the payment by the Company of dividends or distributions on the Common Stock (other than dividends or distributions payable in shares of Common Stock).

Item 6.  Selected Financial Data.

Statement of Operations Data (1):

                                                                Years Ended September 30,
                                -----------------------------------------------------------------------------------------
                                      1994               1993               1992               1991               1990
                                      ----               ----               ----               ----               ----
Revenues                        $  61,360,051      $  33,689,311      $  14,906,349     $    4,908,170     $    1,024,676
Costs and expenses (net
   of amounts allocated
   to affiliates):
   Cellular operations             50,855,637         30,288,634         18,138,532         11,940,438          2,419,515
   Corporate                          406,638         (1,119,298)           997,157           (592,798)         1,518,498
   Total depreciation
      and amortization             12,650,855         19,950,508         14,114,817          8,569,325          1,855,678
   Write-down of
      investment in
      cellular system
      equipment                     3,116,256                  -                  -                  -                  -
                                -------------      -------------      -------------      -------------      -------------
Operating loss                     (5,669,335)       (15,430,533)       (18,344,157)       (15,008,795)        (4,769,015)
Equity in net loss of
   affiliates                      (5,092,484)        (6,339,145)        (8,851,753)       (10,931,161)        (5,071,980)
Minority interest in equity
   of affiliates                     (543,607)                 -                  -                  -                  -
Gains on sales of affiliates        3,811,943          7,821,424         14,339,063                  -                  -
Interest expense                  (21,338,505)       (16,427,796)       (14,800,908)       (11,245,394)        (6,894,329)
Interest income                    12,080,836         10,701,511         10,616,024          8,484,298          9,028,813
Loss before extraordinary
   charge                         (16,751,152)       (19,674,539)       (17,041,731)       (28,701,052)        (7,706,511)
Extraordinary charge                        -         (2,991,673)                 -                  -                  -
                                -------------      -------------      -------------      -------------      -------------
Net loss                        $ (16,751,152)     $ (22,666,212)     $ (17,041,731)     $ (28,701,052)     $  (7,706,511)
                                -------------      -------------      -------------      -------------      -------------
                                -------------      -------------      -------------      -------------      -------------
Loss per common share
   before extraordinary
   charge                       $       (1.45)     $       (2.30)     $       (2.44)     $       (6.00)     $       (1.68)
                                -------------      -------------      -------------      -------------      -------------
                                -------------      -------------      -------------      -------------      -------------
Extraordinary charge                        -               (.35)                 -                  -                  -
Net loss per common share       $       (1.45)     $       (2.65)     $       (2.44)     $       (6.00)     $       (1.68)
                                -------------      -------------      -------------      -------------      -------------
                                -------------      -------------      -------------      -------------      -------------
Weighted average
   shares outstanding              11,577,191          8,551,785          6,984,541          4,780,674          4,594,778

Balance Sheet Data (1):


                                                                Years Ended September 30,
                               ------------------------------------------------------------------------------------------
                                      1994               1993               1992               1991               1990
                                      ----               ----               ----               ----               ----
Working capital                $   25,524,500     $   63,560,591     $   29,477,995     $   15,317,636     $   32,058,078
Investments in and
   advances to affiliates          61,908,761         55,892,372         52,019,577         50,745,576         39,456,182
Net property and
   equipment                       79,917,727         53,460,296         44,209,682         33,555,291         13,923,725
Total assets                      281,752,821        269,290,185        208,363,573        181,972,276        149,528,094
Long-term debt                    243,913,168        259,676,224        189,430,430        183,208,596        131,299,631
Total liabilities                 265,846,354        278,711,956        204,123,685        204,059,999        143,221,602
Stockholders' equity
   (deficit) (2)                   15,906,467         (9,421,771)         4,239,888        (22,087,723)         6,306,492

(1) Markets in which the Company holds a greater than 50% net interest are reflected on a consolidated basis in the Company's consolidated financial statements. Markets in which the Company holds a net interest which is 50% or less but 20% or greater are accounted for under the equity method. Markets in which the Company holds a less than 20% interest are accounted for under the cost method. The following table sets forth the number of markets and relevant accounting methods at the end of each of the last five fiscal years.


                                                         September 30,
                           ------------------------------------------------------------------------
                               1994           1993           1992           1991           1990
                               ----           ----           ----           ----           ----
          Consolidated           42             36             28             22              4
          Equity                 35             38             37             47             63
          Cost                   18              6             18             18             18
                                ---            ---            ---            ---            ---

                                 95             80             83             87             85
                                ---            ---            ---            ---            ---
                                ---            ---            ---            ---            ---


(2)      No cash dividends were declared or paid during any period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Cellular systems typically experience losses and negative cash flow in their initial years of operation and, consistent with this pattern, the Company has incurred losses and negative cash flow since its inception. However, operating losses have declined recently as the Company's focus has shifted from construction and initial operation of cellular systems to increasing penetration and subscriber usage, and the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal year ended September 30, 1994, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profita-bility, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

         Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 42 markets, 36 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1994. The results of operations of 36 markets, 28 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1993. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to September 30, 1993. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC") and Cellular, Inc. Network Corporation ("CINC").

         Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the fiscal year ended September 30, 1994, 35 markets were accounted for under the equity method, compared to 38 such markets for the fiscal year ended September 30, 1993. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the fiscal year ended September 30, 1994, compared to six such markets for the fiscal year ended September 30, 1993.

         Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from the Company's short-term investments. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank and from the Company and bear interest at a rate 1% above CoBank's average rate. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest mature and generate positive cash flow, the cash will be used to repay borrowings by the affiliates from CIFC and thereafter to make cash distributions to equity holders, including the Company.

RESULTS OF OPERATIONS

         FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993. As of September 30, 1994, the Company held interests in 84 RSA markets and 10 MSA markets compared to 70 RSA markets and 10 MSA markets as of September 30, 1993. All markets in which the Company held an interest were operational as of such dates.

         Cellular service revenues, including roaming revenues, increased 82% from $28,861,000 in fiscal year 1993 to $52,586,000 in fiscal year 1994. The growth was due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated during the fiscal year from 36 at September 30, 1993 to 42 at September 30, 1994. Growth in subscribers accounted for 75% of the increase and the number of consolidated markets accounted for 25% of the increase.

         Average monthly revenue per subscriber decreased 1% from $75 in fiscal year 1993 to $74 in fiscal year 1994. The decline reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

         Cost of cellular service includes four major components: the variable cost of interconnection to the landline telephone system, the semi-fixed cost of leasing facilities, the semi-fixed cost related to switching capacity and the operational overhead cost to maintain and monitor the cellular network, which tends to be fixed. Cost of service decreased as a percentage of service revenues from 21% in fiscal year 1993 to 18% in fiscal year 1994. Cost of service as a percentage of revenues is expected to continue to decline slightly from this level as revenues derived from the growing subscriber base continue to outpace the fixed components of cost of service.

         Cellular equipment revenues increased 82% from $4,829,000 in fiscal year 1993 to $8,774,000 in fiscal year 1994. The growth was due to the increase in the number of subscribers added as compared to the number of subscribers added during the prior fiscal year, which accounted for $2,923,000, or 74%, of the increase. In addition, growth resulted from an increase in the number of consolidated markets operated during the year which represented $1,022,000, or 26%, of the increase. Cost of equipment sales increased 69% from $5,218,000 in fiscal year 1993 to $8,835,000 in fiscal year 1994. To enhance subscriber growth, the Company has sold cellular equipment sometimes below cost. The equipment sales margin improved in fiscal year 1994, as compared to fiscal year 1993, as the Company focused on minimizing equipment discounting.

         General and administrative costs of cellular operations increased 60% from $10,505,000 in fiscal year 1993 to $16,768,000 in fiscal year 1994, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, roaming validation services and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 36% in fiscal year 1993 to 32% in fiscal year 1994. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

         Marketing and selling costs increased 86% from $8,465,000 in fiscal year 1993 to $15,786,000 in fiscal year 1994, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 6% from $606 in fiscal year 1993 to $568 in fiscal year 1994, as a result of subscriber additions which outpaced increases in costs incurred.

         Depreciation and amortization relating to cellular operations decreased 40% from $17,582,000 in fiscal year 1993 to $10,541,000 in fiscal year 1994, primarily as a result of the change, effective October 1, 1993, in the Company's estimate of the useful life of acquired FCC license costs from the remaining initial ten-year term to 40 years from the date of acquisition. The change is predicated upon the FCC's establishment of procedures to grant a renewal expectancy to incumbent cellular licensees virtually assuring that the initial ten-year term of an FCC license to provide cellular telephone service will be renewed if a licensee meets broadly defined public service benchmarks. Other publicly-held cellular telephone companies also treat a cellular license as economically perpetual. Commencing October 1, 1993, the net book value of acquired license costs at September 30, 1993 will be amortized over 40 years less the number of months from the date of the acquisition which gave rise to such costs. Management believes this treatment complies with accounting literature given current facts and circumstances and will reevaluate this estimate as changes in facts and circumstances occur.

         During the year ended September 30, 1994, the Company recognized a $3,116,000 write-down of equipment associated with a program of upgrades to switching capacity and features, the relocation of certain cell sites to increase coverage and other nonrecurring events. The program of upgrades to switching capacity and features will continue into the next fiscal year and will cause a further write-down of approximately $234,000 when new equipment is placed into service.

         Corporate costs and expenses in fiscal year 1993 were $1,249,000, which represented gross expenses of $9,491,000 less amounts allocated to nonconsolidated affiliates of $8,242,000. Corporate costs and expenses in fiscal year 1994 were $2,516,000, which represented gross expenses of $9,054,000 less amounts allocated to nonconsolidated affiliates of $6,538,000. The decrease in expenses and amounts allocated to nonconsolidated affiliates reflects the decrease in the number of nonconsolidated managed markets as consolidation caused corporate costs and expenses to be reclassified as cellular costs and expenses.

         Equity in net loss of affiliates decreased 20% from $6,339,000 in fiscal year 1993 to $5,092,000 in fiscal year 1994. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at September 30, 1994, compared to September 30, 1993, due to the shift in focus in these markets from construction and initial operation to increasing penetration and subscriber usage. This shift has caused a consistent trend of improved operating results.

         Interest expense increased 30% from $16,428,000 in fiscal year 1993 to $21,339,000 in fiscal year 1994. The increase is a result of the issuance in August 1993 of the Company's 11 3/4% Senior Discount Notes Due 2003. However, cash paid for interest decreased 37% from $15,455,000 in fiscal year 1993 to $9,731,000 in fiscal year 1994 as interest accretes during the first five years of the term of the discount notes.

         Interest income increased 13% from $10,702,000 in fiscal year 1993 to $12,081,000 in fiscal year 1994. The modest increase in interest income was the result of higher note balances owed to the Company by nonconsolidated affiliates, offset by lower cash and short-term investment balances, declining interest rates and the consolidation of six additional markets during fiscal year 1994. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction.

         During fiscal year 1994, the Company recognized a permanent write-down of certain short-term government bond investments of approximately $744,000 due to market conditions.

         During fiscal year 1994, the Company recognized gains on sales of affiliates of $2,905,000, primarily related to the sale of its limited partnership interest in MSA 239 (Joplin, MO) during the second quarter of fiscal 1994 ($1,921,000) and a multimarket transaction with Contel Cellular, Inc. during the third quarter of fiscal 1994 ($841,000). An additional $907,000 gain was recognized due to the write-off of contingent liabilities related to stock price guarantees. See "Acquisitions and Sales." During fiscal year 1993, the Company recognized gains on sales of affiliates of $7,821,000 primarily related to the multimarket exchanges with U S West NewVector during the second quarter of fiscal 1993 ($3,812,000) and Pacific Telecom Cellular, Inc. ("PTI") during the fourth quarter of fiscal 1993 ($4,889,000).

         At September 30, 1994, the Company had net operating loss carryforwards for income tax purposes of $54,725,000, compared to $46,578,000 at September 30, 1993.

         FISCAL YEAR 1993 COMPARED WITH FISCAL YEAR 1992. As of September 30, 1993, the Company held interests in 70 RSA markets and 10 MSA markets compared to 72 RSA markets and 11 MSA markets as of September 30, 1992. All markets in which the Company held an interest were operational as of such dates.

         Cellular service revenues, including roaming revenues, increased 135% from $12,302,000 in fiscal year 1992 to $28,861,000 in fiscal year 1993. The growth was due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated during the fiscal year from 28 at September 30, 1992 to 36 at September 30, 1993. Growth in subscribers accounted for 69% of the increase and the number of consolidated markets accounted for 31% of the increase.

         Average monthly revenue per subscriber decreased 6% from $80 in fiscal year 1992 to $75 in fiscal year 1993. This decline was consistent with industry trends and reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

         Cost of cellular service includes four major components: the variable cost of interconnection to the landline telephone system, the semi-fixed cost of leasing facilities, the semi-fixed cost related to switching capacity and the operational overhead cost to maintain and monitor the cellular network, which tends to be fixed. Cost of service decreased as a percentage of service revenues from 35% in fiscal year 1992 to 21% in fiscal year 1993.

         Cellular equipment revenues increased 85% from $2,605,000 in fiscal year 1992 to $4,829,000 in fiscal year 1993. The growth was due to the increase in the number of subscribers added as compared to the number of subscribers added during the prior fiscal year, which accounted for $1,381,000, or 62%, of the increase. In addition, growth resulted from an increase in the number of consolidated markets operated during the year which represented $843,000, or 38%, of the increase. Cost of equipment sales increased 57% from $3,320,000 in fiscal year 1992 to $5,218,000 in fiscal year 1993. The equipment sales margin improved in fiscal year 1993, as compared to fiscal year 1992, as the Company focused on minimizing equipment discounting.

         General and administrative costs of cellular operations increased 100% from $5,260,000 in fiscal year 1992 to $10,505,000 in fiscal year 1993, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, roaming validation services and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 43% in fiscal year 1992 to 36% in fiscal year 1993.

         Marketing and selling costs increased 62% from $5,236,000 in fiscal year 1992 to $8,465,000 in fiscal year 1993, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 6% from $647 in fiscal year 1992 to $606 in fiscal year 1993.

         Depreciation and amortization relating to cellular operations increased 51% from $11,611,000 in fiscal year 1992 to $17,582,000 in fiscal year 1993, primarily as a result of amortization of intangible assets related to markets acquired subsequent to September 30, 1992. The Company amortized intangible assets related to acquired license rights over the remainder of the initial ten-year license term which in the case of the majority of additions to license rights from 1993 acquisitions was less than four years.

         Corporate costs and expenses in fiscal year 1992 were $3,501,000, which represented gross expenses of $12,973,000 less amounts allocated to nonconsolidated affiliates of $9,472,000. Corporate costs and expenses in fiscal year 1993 were $1,249,000, which represented gross expenses of $9,491,000 less amounts allocated to nonconsolidated affiliates of $8,242,000. The decrease in expenses and amounts allocated to nonconsolidated affiliates reflects the decrease in the number of nonconsolidated managed markets as consolidation caused corporate costs and expenses to be reclassified as cellular costs and expenses.

         Equity in net loss of affiliates decreased 28% from $8,852,000 in fiscal year 1992 to $6,339,000 in fiscal year 1993. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at September 30, 1993, compared to September 30, 1992, due to the shift in focus in these markets from construction and initial operation to increasing penetration and subscriber usage which has caused a consistent trend of improved operating results.

         Interest expense increased 11% from $14,801,000 in fiscal year 1992 to $16,428,000 in fiscal year 1993. The increase was commensurate with increases in long-term debt.

         Interest income increased 1% from $10,616,000 in fiscal year 1992 to $10,702,000 in fiscal year 1993. The modest increase in interest income was the result of higher note balances owed to the Company by nonconsolidated affiliates, offset by lower cash and short-term investment balances, declining interest rates and the consolidation of eight additional markets during fiscal year 1993. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction.

         During fiscal year 1993, the Company recognized gains on sales of affiliates of $7,821,000, primarily related to the multimarket exchanges with U S West NewVector during the second quarter of fiscal 1993 ($3,812,000) and with PTI during the fourth quarter of fiscal 1993 ($4,889,000). During fiscal year 1992, the Company recognized gains on sales of affiliates of $14,339,000 of which $8,711,000 was related to the disposition of the Company's interest in the Colorado Springs, Colorado wireline cellular system during the first quarter of fiscal 1992, $4,157,000 was related primarily to an exchange of interests with U S West NewVector during the second quarter of fiscal 1992 and $2,310,000 was related to the disposition of the Company's interest in one limited partnership during the third quarter of fiscal year 1992.

         At September 30, 1993, the Company had net operating loss carryforwards for income tax purposes of $46,578,000, compared to $42,202,000 at September 30, 1992.

ACQUISITIONS AND SALES

         In December 1993, the Company acquired 100% of the stock of a corporation which owns and operates the Rapid City, South Dakota MSA market and owns general partnership interests in two partitioned RSA markets (South Dakota 5 (B2) and South Dakota 6 (B2)) for approximately $10,420,000 in cash plus property valued at approximately $400,000.

         In December 1993, the Company sold its interests in affiliates which held a 44.44% limited partnership interest in the wireline licensee for RSA 608 (Oregon 3) for approximately $2,076,000 in cash. The sale resulted in a gain of approximately $630,000.

         In December 1993, the Company acquired additional interests in two affiliated corporations for approximately $139,000.

         In February 1994, the Company acquired an additional 51% of the stock of an affiliate which held a 28.6% limited partnership interest in MSA 239 (Joplin, MO) for 69,051 shares of the Company's common stock, then sold the limited partnership interest for $4,494,000 in cash. The sale resulted in a gain of approximately $1,921,000.

         In March 1994, the Company acquired an additional interest in an affiliated corporation for 2,732 shares of the Company's common stock.

         In April 1994, the Company acquired three affiliated corporations which hold limited partnership interests in Utah RSA markets for 80,145 shares of the Company's common stock.

         In May 1994, the Company sold its interest in an affiliate which held a 8.125% limited partnership interest in three nonmanaged RSA markets for approximately $2,468,000 in cash. The sale resulted in a gain of approximately $841,000. Contemporaneously, the Company acquired additional limited partnership interests in four managed RSA markets for approximately $373,000.

         In July 1994, the Company acquired an additional interest in an affiliated corporation for approximately $199,000 in cash.

         In August 1994, the Company acquired an aggregate of 3.07% of the stock of a corporation which operates cellular systems throughout Kansas from two unrelated corporations for approximately $3,000,000 in cash.

         Subsequent to September 30, 1994, the Company acquired an additional interest in an affiliated corporation for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company has offered to (i) sell the interest to the other shareholders on a pro rata basis and (ii) buy the interests of such shareholders at the same price per share.

         The Company has also entered into agreements to acquire the interests of one or more independent telephone companies in 10 entities which are affiliates of the Company for an aggregate purchase price of approximately $3,440,000 payable by the issuance of shares of the Company's Common Stock. In addition, the Company has entered into agreements to acquire additional limited partnership interests in two managed RSA markets for approximately $1,233,000 payable in cash.

         In addition, the Company has initiated discussions regarding possible acquisition of markets or interests in Iowa, North Dakota, Kansas, Nebraska and Wyoming. Such acquisitions will be pursued to the extent they enhance or extend the Company's network, but there can be no assurance that any such acquisition will be consummated. The Company's goal is to double its pops during fiscal 1995.

CHANGES IN FINANCIAL CONDITION

         FISCAL YEAR 1994. Net cash used by operating activities was $7,170,000 during the year ended September 30, 1994. The rapid increase in subscribers and revenues caused an increase of $2,912,000 in accounts receivable and an increase of $4,363,000 in inventory and other current assets. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

         Net cash used by investing activities was $49,864,000 for the year ended September 30, 1994. This was due primarily to $31,455,000 of cash required to fund the purchase of property and equipment related to the Company's expansion efforts, including $6,789,000 related to nonconsolidated affiliates reflected as additions to investments in and advances to affiliates. In addition, the Company acquired the Rapid City MSA and interests in other managed markets using $13,992,000, and sold nonmanaged interests providing cash of $9,037,000.

         Net cash provided by financing activities was $13,455,000 for the year ended September 30, 1994. These proceeds include $11,149,000 of incremental secured bank financing and $1,479,000 of cash from the issuance of Common Stock upon exercise of options.

         FISCAL YEAR 1993. Net cash used by operating activities was $18,579,000 during the year ended September 30, 1993. The rapid increase in subscribers and revenues caused an increase of $3,721,000 in accounts receivable and an increase of $789,000 in inventory and other current assets. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

         Net cash used by investing activities was $29,831,000 for the year ended September 30, 1993. This was due primarily to $7,547,000 of cash required to fund the purchase of property and equipment related to the Company's expansion efforts, including $9,274,000 related to nonconsolidated affiliates reflected as additions to investments in and advances to affiliates. In addition, the Company acquired interests in other managed markets using $12,082,000, and sold nonmanaged interests providing cash of $7,334,000.

         Net cash provided by financing activities was $69,535,000 for the year ended September 30, 1993. These proceeds include $100,000,000 from the issuance of senior discount notes, and $4,950,000 of cash from the issuance of convertible subordinated debentures. In addition, the Company paid down a net of $35,629,000 of secured bank financing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements consist primarily of its obligations to fund capital and operating requirements of its affiliates and interest payments on the Company's indebtedness. The Company historically has met these requirements through sales of debt and equity securities and through bank and vendor financing.

         CIFC has entered into loan agreements ("Credit Agreements") pursuant to which CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems and to the Company for the construction and expansion of switches. As of September 30, 1994, the outstanding balance under the Credit Agreements was $51,343,000. The Credit Agreements provide for interest at 1% over prime on variable-rate loans or 2.25% over the London Interbank Offered Rate ("LIBOR") on fixed-rate loans. The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

         In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has exercised options to fix interest rates on approximately $35,090,000 of its long-term debt payable to CoBank. Rates were fixed between 10.8% and 10.9% for five-year periods terminating in 1996.

         The Credit Agreements prohibit the payment of cash dividends, prohibit any other senior borrowings, limit the use of borrowings, restrict expenditures for certain acquisitions and investments, require the maintenance of certain minimum levels of net worth, working capital, cash and operating cash flow and require the maintenance of certain liquidity, capitalization, debt, debt service and operating cash flow ratios. The requirements of the Credit Agreements were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the Credit Agreements. CoBank has sold participations in the Credit Agreements to two other financial institutions whose approval may be required for waivers or other amendments to the Credit Agreements requested by CIFC or the Company.

         The Company plans to continue to construct additional cell sites over the next 12 months to expand cellular coverage within its managed markets. The additional coverage will increase the Company's covered pops to approximately 90% of the total population of the managed markets and will increase the covered highway miles to approximately 16,000. Based on the current operating plan, the Company believes its estimated future operating cash flow as well as existing cash balances, short-term investments and unused commitments under the Credit Agreements will be sufficient to meet estimated future capital requirements, including construction of additional cell sites.

         As of September 30, 1994, the Company had funding sources of approximately $101,937,000 which consisted of cash, cash equivalents and short-term investments of $23,280,000 and unused commitments under the Credit Agreements of $78,657,000.

         Certain financial analysts consider operating loss before depreciation and amortization ("EBITDA") an indicator of an entity's ability to meet long-term financial obligations as they become due and also of the underlying value of the entity. EBITDA is a measure of operating performance that does not reflect equity in net income or loss of affiliates, minority interest, interest income, interest expense or deferred charges relating to debt financing, working capital fluctuations or other items involving operating cash or adjustments to reconcile net income or loss to net cash provided or used by operating activities. It should not be considered in isolation to, or be construed as having greater significance than, net cash provided or used by operating activities or other indicators of an entity's performance. For the year ended September 30, 1994, EBITDA was $6,982,000 compared to $4,520,000 for the year ended September 30, 1993. For the year ended September 30, 1994, operating loss was $5,689,000 compared to a loss of $15,481,000 for the year ended September 30, 1993. The Company expects EBITDA to be positive for the fiscal year 1995 based on current Company trends in subscriber revenues and expense growth. A continuation of these trends would be consistent with the historical operating performance of more established industry operators, particularly larger MSA operators with longer operating histories. However, there can be no assurance that these trends will continue and will result in sufficient operating cash flow to meet debt service and capital expenditure requirements. If such trends do not continue, the Company will have to raise funds through other means, including refinancing or securities offerings, or reduced capital expenditures.

Supplemental Information:

                 SELECTED COMBINED AND PROPORTIONATE OPERATING
                          RESULTS OF CELLULAR LICENSEES


         The following table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally involving interests of more than 50%), but not for equity interests (generally involving interests of 20% to 50%) or cost interests (generally involving interests of less than 20%). Equity accounting results in the same net income as consolidation, however the net operating results are reflected on one line. In contrast, in a GAAP operating statement the equity in net income or loss of an interest accounted for under the equity method is presented below operating income and any operating activity related to interests accounted for under the cost method are not reflected at all.

         The amounts included in the respective columns are as follows:

         Combined - Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.

         Financed Proportionate - Includes only that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.

         Company Proportionate - Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.

                                                                Years Ended September 30,
                              ------------------------------------------------------------------------------------------
                                     1994           1993           1994           1993           1994           1993
                              ------------------------------  ----------------------------  ----------------------------
                                         Combined                  Financed Proportionate        Company Proportionate
                              ------------------------------  ----------------------------  ----------------------------
Managed Markets (1)

Revenues:
     Cellular service            $ 46,628,193   $ 29,635,917   $ 42,682,463   $ 26,374,172   $ 32,766,412   $ 19,454,354
     Roaming                       21,724,739     14,357,892     19,845,947     12,813,518     14,881,347      9,249,813
     Equipment sales                5,082,082      5,830,780      4,661,880      5,124,328      3,501,916      3,611,838
                                 ------------   ------------   ------------   ------------   ------------   ------------
     Total revenues                73,435,014     49,824,589     67,190,290     44,312,018     51,149,675     32,316,005

Expenses:
     Cost of sales:
       Cellular service
        (including
        roaming)                   11,871,044     10,082,848     11,077,524      9,152,718      8,015,495      6,843,566
     Equipment sales                5,330,514      6,393,571      4,879,149      5,601,091      3,665,013      3,938,476
     General and
        administrative             21,777,015     16,953,198     20,026,263     15,116,346     15,189,078     11,158,734
     Marketing and selling         20,160,573     13,198,287     18,447,497     11,707,982     14,078,272      8,471,407
     Depreciation and
        amortization               11,644,595      9,929,373     10,751,809      8,828,162      8,052,904      5,302,061
     Write down of cellular
        system equipment            3,096,100              -      2,820,163              -      2,513,136              -
                                 ------------   ------------   ------------   ------------   ------------   ------------
        Total costs and
          expenses                 73,879,841     56,557,277     68,002,405     50,406,299     51,513,898     35,714,244
                                 ------------   ------------   ------------   ------------   ------------   ------------
     Loss from operations            (444,827)    (6,732,688)      (812,115)    (6,094,281)      (364,223)    (3,398,239)
     Interest expense (net)        (9,872,126)    (6,825,197)    (9,614,192)    (6,529,744)    (6,997,829)    (4,394,170)
                                 ------------   ------------   ------------   ------------   ------------   ------------
     Net loss                    $(10,316,953)  $(13,557,885)  $(10,426,307)  $(12,624,025) $  (7,362,052) $  (7,792,409)
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------   ------------

Capital expenditures             $ 38,590,797   $ 14,663,546  $  37,990,560   $ 14,198,732   $ 30,777,363   $ 11,372,540

Subscriber count                       99,002         63,500         90,163         56,524         68,378         41,126
Total markets                              55             51             55             51             55             51

(1) 1993 Managed Markets include results and statistics related to the Eau Claire, WI (232) MSA and exclude results and statistics related to the Montana B1 (523) RSA, which were sold and purchased, respectively, in August 1993. The Company continued to manage the Eau Claire MSA through September 30, 1993, and had not yet commenced management of the Montana B1 RSA as of that date. Had 1993 Managed Markets included Montana B1 and excluded Eau Claire, combined subscriber count would have been 60,381.


                                                             Years Ended September 30,
                             ------------------------------------------------------------------------------------------------
                                   1994           1993           1994           1993           1994           1993
                             ----------------------------  -----------------------------  -----------------------------------
                                          Combined               Financed Proportionate        Company Proportionate
                             ----------------------------  -----------------------------  -----------------------------------
Nonmanaged Markets (1)

Revenues:
   Cellular service
      (including roaming)         $51,913,569    $46,250,589    $15,063,941    $13,162,799   $  7,557,907   $  6,645,574
   Equipment sales                  3,129,756      2,603,860        933,368        748,607        493,465        384,230
                                 ------------   ------------   ------------   ------------   ------------   ------------
      Total revenues               55,043,325     48,854,449     15,997,309     13,911,406      8,051,372      7,029,804

Expenses:
   Cost of sales:
      Cellular service             17,184,198     14,715,247      5,121,737      4,537,081      2,509,440      2,180,221
      Equipment sales               1,865,154      3,226,711        660,441        956,915        340,680        484,417
   General and
      administrative               13,007,116     11,548,977      3,914,072      3,517,485      2,030,094      1,794,766
   Marketing and selling           13,203,205      9,972,847      3,814,477      2,828,569      1,875,793      1,382,380
   Depreciation and
      amortization                  5,589,516      5,717,644      1,771,347      1,729,420        923,921        911,085
                                 ------------   ------------   ------------   ------------   ------------   ------------
      Total costs and
      expenses                     50,849,189     45,181,426     15,282,074     13,569,470      7,679,928      6,752,869
                                 ------------   ------------   ------------   ------------   ------------   ------------
   Income (Loss) from
      operations                    4,194,136      3,673,023        715,235        341,936        371,444        276,935
Interest expense (net)               (744,269)      (744,485)      (268,876)      (234,457)      (139,768)      (100,382)
                                 ------------   ------------   ------------   ------------   ------------   ------------
Net income (loss)                $  3,449,867   $  2,928,538   $    446,359  $     107,479   $    231,676  $     176,553
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------   ------------

Capital expenditures             $ 18,343,851   $  9,368,475   $  5,605,325  $   2,860,677   $  2,753,255  $   1,348,543

Subscriber count                       78,984         49,786         22,845         14,695         11,198          7,579
Total markets                              40             30             40             30             40             30

Reconciliation From Company
   Proportionate to
   Consolidated Reporting

   Total proportionate loss
      (managed and non-
      managed markets)                                                                      $  (7,130,376) $  (7,615,856)
   Equity in nonlicensee
      affiliates                                                                               (4,361,848)    (3,892,280)
   Minority interests                                                                          (1,310,177)    (1,897,072)
   Intercompany interest                                                                        5,021,225      3,317,736
   Amortization of license
      costs not owned by
      affiliates                                                                               (1,892,465)   (11,038,663)
   Unallocated corporate
      expenses                                                                                 (2,516,017)      (678,927)
   Gains on sales of
      affiliates                                                                                3,811,943      7,821,424
   Interest expense (net)
      and other                                                                                (8,373,437)    (8,682,574)
                                                                                             ------------   ------------

      Consolidated net loss                                                                  $(16,751,152)  $(22,666,212)
                                                                                             ------------   ------------
                                                                                             ------------   ------------

(1) Includes the operations and subscribers of the Portland, Maine MSA market. The license held by the Company's affiliated partnership has been vacated. Subsequent to September 30, 1994, the Company will no longer recognize an interest in this market. See "Legal Proceedings."

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company are filed under this item, beginning on page II-15. The consolidated financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheets of CommNet Cellular Inc. (formerly Cellular, Inc.) as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)) present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. at September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in the fiscal year ended September 30, 1994, the Company changed its methods of accounting for income taxes and short-term investments.




                                      ERNST & YOUNG LLP

Denver, Colorado
December 2, 1994

                              COMMNET CELLULAR INC.

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1994 and 1993


ASSETS (Note 5)                                                       1994                1993
- ------                                                                ----                ----
Current assets:
  Cash and cash equivalents                                        $  2,081,591       $ 45,660,761
  Available-for-sale securities (Note 3)                             21,198,698         21,092,859
  Accounts receivable, net of allowance for doubtful
    accounts of $2,677,124 and $1,384,181 in
    1994 and 1993, respectively                                      12,706,452          9,397,055
  Inventory and other                                                 7,316,770          2,945,485
                                                                   ------------       ------------

      Total current assets                                           43,303,511         79,096,160

Investment in and advances to affiliates (Notes 2 and 4)             61,908,761         55,892,372

Investment in cellular system equipment                               9,732,075          4,366,362

Property and equipment, at cost (Note 7):
  Cellular system equipment                                          79,215,294         53,976,077
  Land, buildings and improvements                                   17,361,917         11,377,969
  Furniture and equipment                                            14,796,494         10,463,838
                                                                   ------------       ------------

                                                                    111,373,705         75,817,884
  Less accumulated depreciation                                      31,455,978         22,357,588
                                                                   ------------       ------------

      Net property and equipment                                     79,917,727         53,460,296

Other assets, less accumulated amortization of
  $25,979,913 and $24,361,752 in 1994 and
  1993, respectively:
    FCC licenses and filing rights (Note 2)                          80,458,461         68,174,551
    Deferred loan costs and other                                     6,432,286          8,300,444
                                                                   ------------       ------------

      Total other assets                                             86,890,747         76,474,995
                                                                   ------------       ------------

                                                                   $281,752,821       $269,290,185
                                                                   ------------       ------------
                                                                   ------------       ------------




                             See accompanying notes

                              COMMNET CELLULAR INC.

                           September 30, 1994 and 1993



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      1994                1993
                                                                    ----                ----
Current liabilities:
  Accounts payable                                             $ 10,327,933        $  5,791,135
  Accrued liabilities                                             3,441,149           4,401,151
  Accrued interest                                                2,331,034           4,031,780
  Current portion of long-term debt                               1,090,870           1,071,330
  Obligation under capital leases due within one year               588,025             240,173
                                                               ------------        ------------
       Total current liabilities                                 17,779,011          15,535,569


Long-term debt:
  Secured bank financing (Note 5)                                50,448,361          39,318,703

  Obligation under capital leases due after one year
    (Note 7)                                                        785,082             306,127

  11 3/4% senior subordinated discount notes (Note 6)           112,979,725         100,846,570

  Convertible subordinated debentures (Note 6)                   79,700,000         117,572,181

Obligations under purchase agreements                                     -           1,632,643

Minority interests                                                4,154,175           3,500,163

Commitments (Note 8)

Stockholders' equity (deficit)
  (Notes 2, 3, 5, 6, 10, 11 and 12):
  Preferred Stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued                                          -                   -
  Common Stock, $.001 par value; 40,000,000 shares
    authorized; 11,739,108 and 8,911,579 shares issued
    at September 30, 1994 and 1993, respectively                     11,739               8,911
  Capital in excess of par value                                117,146,376          74,619,503
  Unrealized losses on available-for-sale securities               (450,311)                  -
  Accumulated deficit                                          (100,801,337)        (84,050,185)
                                                               ------------        ------------

       Total stockholders' equity (deficit)                      15,906,467          (9,421,771)
                                                               ------------        ------------

                                                               $281,752,821        $269,290,185
                                                               ------------        ------------
                                                               ------------        ------------



                             See accompanying notes.

                              COMMNET CELLULAR INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended September 30, 1994, 1993 and 1992


                                                               1994                1993                1992
                                                               ----                ----                ----
Revenues:
  Cellular service                                        $ 52,586,139        $ 28,860,530        $ 12,301,564
  Equipment sales                                            8,773,912           4,828,781           2,604,785
                                                          ------------        ------------        ------------
                                                            61,360,051          33,689,311          14,906,349
Costs and expenses:
  Cellular operations:
    Cost of cellular service                                 9,467,025           6,100,229           4,322,152
    Cost of equipment sales                                  8,834,865           5,218,012           3,319,903
    General and administrative                              16,767,717          10,505,106           5,260,148
    Marketing and selling                                   15,786,030           8,465,287           5,236,329
    Depreciation and amortization                           10,541,476          17,581,946          11,611,460
    Write-down of property and equipment                     2,864,589                   -                   -
  Corporate:
    General and administrative                               6,944,193           7,122,454          10,469,437
    Depreciation and amortization                            2,109,379           2,368,562           2,503,357
    Write-down of property and equipment                       251,667                   -                   -
    Less amounts allocated to
      nonconsolidated affiliates                            (6,537,555)         (8,241,752)         (9,472,280)
                                                          ------------        ------------        ------------
                                                            67,029,386          49,119,844          33,250,506
                                                          ------------        ------------        ------------
Operating loss                                              (5,669,335)        (15,430,533)        (18,344,157)

Equity in net loss of affiliates (Note 4)                   (5,092,484)         (6,339,145)         (8,851,753)
Minority interest in net income of
  consolidated affiliates                                     (543,607)                  -                   -
Gains on sales of affiliates and other (Note 2)              3,811,943           7,821,424          14,339,063
Interest expense                                           (21,338,505)        (16,427,796)        (14,800,908)
Interest income (Note 4)                                    12,080,836          10,701,511          10,616,024
                                                          ------------        ------------        ------------

Loss before extraordinary charge                           (16,751,152)        (19,674,539)        (17,041,731)

Extraordinary charge related to early
  extinguishment of secured bank
  financing (Note 5)                                                 -          (2,991,673)                  -
                                                          ------------        ------------        ------------
Net loss                                                  $(16,751,152)       $(22,666,212)       $(17,041,731)
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Loss per common share:
  Loss before extraordinary charge                        $      (1.45)       $      (2.30)       $      (2.44)
  Extraordinary charge                                               -                (.35)                  -
                                                          ------------        ------------        ------------
  Net loss per common share                               $      (1.45)       $      (2.65)       $      (2.44)
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

Weighted average shares outstanding                         11,577,191           8,551,785           6,984,541
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------




                             See accompanying notes.

                              COMMNET CELLULAR INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended September 30, 1992, 1993 and 1994


                                                                           Capital in
                                                Common Stock               Excess of            Unrealized           Accumulated
                                          Shares            Amount         Par Value          Gains (Losses)           Deficit
                                         -------------------------         -----------        --------------        ------------
Balance at
   September 30, 1991                    4,801,610          $4,802         $22,249,717        $           -         $(44,342,242)

   Exercise of options                      54,375              54             534,321                    -                    -
   Issuance of Common
      Stock - public
      offering (Note 12)                 2,875,000           2,875          37,256,375                    -                    -
   Offering costs                                -               -            (656,155)                   -                    -
   Issuance of Common
      Stock - acquisitions
      (Note 2)                             559,009             559           5,967,011                    -                    -
   Issuance of Common
      Stock - ESOP
      (Note 11)                             21,798              22             264,280                    -                    -
   Net loss                                      -               -                   -                    -          (17,041,731)
                                        ----------         -------        ------------        -------------        -------------
Balance at
   September 30, 1992                    8,311,792           8,312          65,615,549                    -          (61,383,973)


Exercise of options                         35,000              35             636,077                    -                    -
Issuance of Common
   Stock - acquisitions
   (Note 2)                                405,226             405           5,942,965                    -                    -
Issuance of Common
   Stock - ESOP
   (Note 11)                                17,232              17             297,235                    -                    -
Debenture conversion                       142,329             142           2,127,677                    -                    -
Net loss                                         -               -                   -                    -          (22,666,212)
                                        ----------         -------        ------------        -------------        -------------
Balance at
   September 30, 1993                    8,911,579           8,911          74,619,503                    -          (84,050,185)


Exercise of options                        121,250             122           1,478,587                    -                    -
Issuance of Common
   Stock - acquisitions
   (Note 2)                                156,132             156           2,761,396                    -                    -
Issuance of Common
   Stock - ESOP
   (Note 11)                                20,953              21             477,969                    -                    -
Debenture conversion                     2,529,194           2,529          37,808,921                    -                    -
Unrealized losses                                -               -                   -             (450,311)                   -
Net loss                                         -               -                   -                    -          (16,751,152)
                                        ----------         -------        ------------        -------------        -------------
Balance at
   September 30, 1994                   11,739,108         $11,739        $117,146,376        $    (450,311)       $(100,801,337)
                                        ----------         -------        ------------        -------------        -------------
                                        ----------         -------        ------------        -------------        -------------



                             See accompanying notes.

                              COMMNET CELLULAR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1994, 1993 and 1992


                                                               1994                1993                1992
                                                               ----                ----                ----
Operating activities:
  Net loss                                                $(16,751,152)       $(22,666,212)       $(17,041,731)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Minority interest                                          543,607                   -                   -
    Compensation expense related
      to ESOP and option grants                                477,990             554,648             264,302
    Depreciation and amortization                           12,650,855          19,950,508          14,114,817
    Equity in net loss of affiliates                         5,092,484           6,339,145           8,851,753
    Gains on sales of affiliates and other                  (3,811,943)         (7,821,424)        (14,339,063)
    Interest expense on 11 3/4%
      senior discount notes                                 12,133,155             846,205                   -
    CoBank patronage income                                   (814,837)           (719,005)           (329,002)
    Accrued interest on advances to
      affiliates                                           (11,380,231)         (9,542,484)         (9,151,074)
    Write-down of property and equipment                     3,116,256                   -                   -
    Write-down of short-term
      investments                                              743,511                   -                   -
Change in operating assets and liabilities,
  net of effects from consolidating acquired
  interests (Note 2):
  Accounts receivable                                       (2,912,318)         (3,721,023)            235,471
  Inventory and other                                       (4,363,083)           (789,336)             46,673
  Accounts payable and
    accrued liabilities                                     (1,230,322)          2,368,345          (2,136,240)
  Accrued interest                                            (663,529)            126,982             577,287
Offering costs related to issuance of
  senior discount notes                                              -          (3,260,396)                  -
Offering cost related to issuance of
  convertible subordinated debentures                                -            (245,000)                  -
                                                           -----------         -----------         -----------
Net cash used by operating activities                       (7,169,557)        (18,579,047)        (18,906,807)



                             See accompanying notes.

                              COMMNET CELLULAR INC.

                  Years ended September 30, 1994, 1993 and 1992


                                                               1994                1993                1992
                                                               ----                ----                ----
Investing activities:
  Purchases of available-for-sale
    securities                                            $(16,788,067)       $(28,994,122)       $(40,466,570)
  Sales of available-for-sale
    securities                                              15,488,406          21,692,323          37,853,347
  Additions to investments in and
    advances to affiliates                                  (6,789,273)         (9,274,470)         (9,544,385)
  Reductions in (additions to)
    investment in cellular system
    equipment                                               (5,365,713)             98,370             126,873
  Additions to property and equipment                      (31,455,008)         (7,547,311)         (7,512,126)
  Disposals of (additions to) other assets                           -          (1,057,834)                  -
  Proceeds from sales of interests in
    affiliates (Note 2)                                      9,037,328           7,334,198           4,642,920
  Purchase of interests in affiliates, net
    of cash acquired and net of assets
    and liabilities recorded due to
    consolidation (Note 2)                                 (13,992,000)        (12,082,316)         (6,276,406)
                                                           -----------         -----------         -----------
    Net cash used by investing activities                  (49,864,327)        (29,831,162)        (21,176,347)



                             See accompanying notes.

                              COMMNET CELLULAR INC.

                  Years ended September 30, 1994, 1993 and 1992



                                                               1994                1993                1992
                                                               ----                ----                ----
Financing activities:
  Proceeds from secured bank financing                    $ 13,779,086        $ 38,566,144        $  9,612,445
  Payments of secured bank financing                        (2,629,888)        (74,195,558)         (2,342,770)
  Additions (reductions) of obligation
    under capital leases                                       826,807            (163,989)           (301,603)
  Proceeds from issuance of senior
    discount notes                                                   -         100,000,000                   -
  Issuance of convertible subordinated
    debentures                                                       -           4,950,000                   -
  Issuance of Common Stock, net of
    offering costs                                           1,478,709             378,716          37,401,772
                                                           -----------         -----------         -----------

    Net cash provided by financing
      activities                                            13,454,714          69,535,313          44,369,844
                                                           -----------         -----------         -----------

Net increase (decrease) in cash and
  cash equivalents                                         (43,579,170)         21,125,104           4,286,690

Cash and cash equivalents at beginning
  of year                                                   45,660,761          24,535,657          20,248,967
                                                           -----------         -----------         -----------

Cash and cash equivalents at end of year                   $ 2,081,591         $45,660,761         $24,535,657
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------



                             See accompanying notes.

                              COMMNET CELLULAR INC.

                  Years ended September 30, 1994, 1993 and 1992


Supplemental schedule of additional cash flow information and noncash activities:


                                                               1994                1993                1992
                                                               ----                ----                ----
Cash paid during the year for interest                    $  9,731,301        $ 15,454,609        $ 14,223,623

Purchase of cellular system equipment
  through accounts payable                                   4,112,406           1,158,791           1,633,069

Purchase of cellular system equipment
  through vendor long-term debt                                      -                   -             988,465

Impact on investments and advances to
  affiliates from minority interest recorded
  due to reorganization of eight Nebraska
  affiliates, six of which were accounted for
  under the equity method, into one
  consolidated Nebraska affiliate                                    -           1,839,571                   -

Purchases of interests in affiliates by
  issuance of Common Stock                                   2,761,552           6,532,467           7,011,116

Addition to deferred loan costs
  related to convertible subordinated
  debentures and senior discount notes                               -           3,505,761                   -

Conversion of convertible subordinated
  debentures to Common Stock                                37,811,450           2,127,819                   -



                             See accompanying notes.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and basis of presentation

         CommNet Cellular Inc. (formerly Cellular, Inc.) and its majority-owned affiliates (the "Company") operates, manages and finances cellular telephone systems principally in the mountain and plains regions of the United States. Cellular telephone systems are capable of providing a wide variety of telecommunication services including high quality wireless local and long-distance telephone service within a specified market area through mobile, portable or fixed telephone equipment.

         The Federal Communications Commission ("FCC") initially granted only two licenses in each cellular market area, one to a telephone company with an exchange presence in the area ("wireline" license), and one to an entity other than a telephone company ("nonwireline" license).

         The Company initially acquired its cellular interests by participating in the wireline licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which were originally owned at least 51% by one or more independent telephone companies and no more than 49% by the Company. In addition to obtaining interests in cellular markets through participation in the FCC licensing process, the Company also has purchased direct interests in additional markets in order to expand the network.

         All affiliate investments in which the Company has greater than a 50% interest are consolidated. All affiliate investments in which the Company has a 50% or less but 20% or greater interest are accounted for under the equity method. All affiliate investments in which the Company has less than a 20% interest are accounted for under the cost method.

         The Company and its affiliates participated in the following markets as of September 30, 1994:


                                                    Company        Affiliate(s)
             MSA or                               Interest in      Interest in
         RSA Code (1)           State           Affiliate(s) (2)   Licensee (3)
         ------------   ---------------------   ----------------   ------------
         MSAs:  141     Minnesota                    49.00%          16.34% LP
                152     Maine (4)                    33.33%          33.33% LP
                185     Indiana                     100.00%          16.67% LP
                241     Colorado                     73.99%         100.00% GP
                253     Iowa                         74.50%         100.00% GP
                267     South Dakota                100.00%          51.00% GP
                268     Montana                      49.00%          90.00% GP
                279     Maine                        33.33%          33.33% GP
                289     South Dakota                100.00%         100.00% GP
                297     Montana                     100.00%         100.00% GP
                298     North Dakota                100.00%          70.00% GP

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                    Company        Affiliate(s)
             MSA or                               Interest in      Interest in
         RSA Code (1)           State           Affiliate(s) (2)   Licensee (3)
         ------------   ---------------------   ----------------   ------------
         RSAs:  348     Colorado                     10.00%         100.00% GP
                349     Colorado                     58.60%         100.00% GP
                351     Colorado                     61.75%         100.00% GP
                352     Colorado                     66.00%         100.00% GP
                353     Colorado                    100.00%          75.00% GP
                354     Colorado                     61.75%          80.00% GP
                355     Colorado                     49.00%         100.00% GP
                356     Colorado                     49.00%         100.00% GP
                389     Idaho                        49.00%          50.00% LP
                390     Idaho                        49.00%          33.33% LP
                392     Idaho (B1)                  100.00%         100.00% LP
                393     Idaho                        91.64%         100.00% GP
                415     Iowa                         49.00%          20.64% LP
                416     Iowa                         49.00%          78.57% LP
                417     Iowa                        100.00%         100.00% GP
                419     Iowa                         49.00%          91.67% GP
                420     Iowa                        100.00%         100.00% GP
                424     Iowa                         49.00%          30.00% LP
                425     Iowa                         49.00%          27.11% LP
                426     Iowa                         52.65%          93.33% GP
                427     Iowa                         53.64%          91.66% GP
                428     Kansas                      100.00%           3.07% LP
                429     Kansas                      100.00%           3.07% LP
                430     Kansas                      100.00%           3.07% LP
                431     Kansas                      100.00%           3.07% LP
                432     Kansas                      100.00%           3.07% LP
                433     Kansas                      100.00%           3.07% LP
                434     Kansas                      100.00%           3.07% LP
                435     Kansas                      100.00%           3.07% LP
                436     Kansas                      100.00%           3.07% LP
                437     Kansas                      100.00%           3.07% LP
                438     Kansas                      100.00%           3.07% LP
                439     Kansas                      100.00%           3.07% LP
                440     Kansas                      100.00%           3.07% LP
                441     Kansas                      100.00%           3.07% LP
                442     Kansas                      100.00%           3.07% LP
                512     Missouri (B1)                49.00%          30.00% LP
                523     Montana (B1)                 49.00%         100.00% GP
                523     Montana (B2)                100.00%          98.11% GP

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                    Company        Affiliate(s)
             MSA or                               Interest in      Interest in
         RSA Code (1)           State           Affiliate(s) (2)   Licensee (3)
         ------------   ---------------------   ----------------   ------------
                524     Montana                      61.75%         100.00% GP
                525     Montana                      59.20%         100.00% GP
                526     Montana                      59.20%         100.00% GP
                527     Montana                      61.75%         100.00% GP
                528     Montana                      61.75%         100.00% GP
                529     Montana                      61.75%         100.00% GP
                530     Montana                      61.75%         100.00% GP
                531     Montana                      61.75%         100.00% GP
                532     Montana                      61.75%         100.00% GP
                533     Nebraska                     51.27%          25.52% LP
                534     Nebraska                     51.27%          25.52% LP
                535     Nebraska                     51.27%          25.52% LP
                536     Nebraska                     51.27%          25.52% LP
                537     Nebraska                     51.27%          25.52% LP
                538     Nebraska                     51.27%          25.52% LP
                539     Nebraska                     51.27%          25.52% LP
                540     Nebraska                     51.27%          25.52% LP
                541     Nebraska                     51.27%          25.52% LP
                542     Nebraska                     51.27%          25.52% LP
                553     New Mexico                   49.00%          33.33% LP
                555     New Mexico                   49.00%          25.00% LP
                557     New Mexico                   49.00%          33.33% LP
                580     North Dakota                 52.14%         100.00% GP
                581     North Dakota                 49.00%         100.00% GP
                582     North Dakota                 49.00%          84.59% LP
                583     North Dakota                 46.96%         100.00% GP
                584     North Dakota                 61.75%         100.00% GP
                611     Oregon                      100.00%          25.00% LP(5)
                634     South Dakota                 61.75%         100.00% GP
                635     South Dakota                 56.29%         100.00% GP
                636     South Dakota                 57.50%         100.00% GP
                638     South Dakota(B1)             82.99%         100.00% GP
                638     South Dakota(B2)             82.99%         100.00% GP
                639     South Dakota(B1)             60.66%         100.00% GP
                639     South Dakota(B2)             60.66%         100.00% GP
                640     South Dakota                 64.49%         100.00% GP
                641     South Dakota                 61.13%         100.00% GP
                642     South Dakota                 49.00%         100.00% GP
                675     Utah                        100.00%         100.00% GP
                676     Utah                        100.00%         100.00% GP

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                    Company        Affiliate(s)
             MSA or                               Interest in      Interest in
         RSA Code (1)           State           Affiliate(s) (2)   Licensee (3)
         ------------   ---------------------   ----------------   ------------
                677     Utah (B3)                    74.50%         100.00% GP
                678     Utah                        100.00%          80.00% GP
                718     Wyoming                      66.00%         100.00% GP
                719     Wyoming                      83.00%         100.00% GP
                720     Wyoming                     100.00%         100.00% GP

         (1) Metropolitan Statistical Area ("MSA") ranking is based on population as established by the FCC. Rural Service Area ("RSAs") have been numbered by the FCC alphabetically by state.
         (2) Represents the composite ownership interest held by the Company in the respective affiliate(s).
         (3) Represents the composite ownership interest of the Company's affiliate(s) in the licensee for a cellular telephone system in the respective market. GP indicates that at least one affiliate has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has (have) a limited partner or minority interest.
         (4) The license for the Portland, Maine, market has been vacated. See "Legal Proceedings."
         (5) The ownership percentages for the market are the subject of litigation.

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. All significant intercompany transactions have been eliminated.

         Minority interest, occurring only when other stockholders or partners provide funding to the affiliates, is classified with noncurrent liabilities in the accompanying balance sheets. For all other majority-owned affiliates, the Company records all operating losses given that the minority interests have no funding obligations. At such time as the cumulative net income attributed to these nonfunding minority interests exceeds the cumulative net losses previously absorbed, the Company will record a minority interest liability for such entities.

         Cash and cash equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Short-term investments

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 30, 1994. In accordance with the Statement, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of September 30, 1994 of adopting Statement 115, including the reversal of $450,311 of lower of cost or market adjustments recorded in the current year, decreased net loss by $450,311. The ending balance of shareholders' equity also was decreased by $450,311 to reflect the net unrealized holding loss on securities classified as available-for-sale that were previously classified as held for investment and held for sale, and carried at amortized cost and lower of cost or market, respectively. All of the Company's short-term investments are classified as available-for-sale at September 30, 1994.

         Accounts receivable

         The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses relating to the Company's customers consistently have been within management's expectations and comparable to losses for the portfolio as a whole.

         Inventory

         Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of cellular communication equipment and accessories held for resale to the Company's subscribers.

         Investment in cellular system equipment

         Investment in cellular system equipment relates to cellular system equipment under construction or held in inventory at the Company's warehouse facility.

         During the twelve months ended September 30, 1994, the Company replaced and upgraded certain cellular system equipment. As a result, the Company has realized a loss representing the excess of net book over realizable values totaling $3,116,000.

         Deferred loan costs

         Deferred loan costs relate to the offerings of senior notes and convertible subordinated debentures and to the CoBank loan agreements (see Notes 5 and 6). These costs are being amortized over the respective terms of the debentures, notes and loans.

                              COMMNET CELLULAR INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FCC licenses and filing rights

         FCC licenses represent the costs of the FCC licenses acquired by consolidated affiliates. Filing rights represent costs associated with acquiring the rights to file for cellular telephone licenses. The excess of the purchase price of affiliate interests acquired over the fair market value of the related net assets acquired is included as the cost of FCC licenses and filing rights.

         Effective October 1, 1993, the Company revised its estimate of the useful life of FCC license acquisition costs from the remaining initial ten-year term to 40 years from the date of acquisition to conform with industry practices. This change in estimate was accounted for prospectively and resulted in a reduction of amortization expense for the year ended September 30, 1994 of approximately $11,024,000, or $.95 per common share.

         Revenue recognition

         Cellular service revenues based upon subscriber usage are recognized at the time service is provided. Access and special feature cellular service revenues are recognized when earned. Equipment sales are recognized at the time equipment is delivered to the subscriber or to an unaffiliated agent.

         Depreciation and amortization

         Depreciation of property and equipment is provided principally on the straight-line method over estimated useful lives as follows:

                                                                 YEARS
                                                                 -----
               Cellular system equipment                         8-15
               Building and improvements                         6-10
               Furniture and equipment                           3-5

         Cost allocations

         The Company allocates shared operating costs to its managed affiliates. Costs which bear an identifiable causal relationship are allocated directly to the affiliate. Indirect costs are allocated based on a methodology negotiated with the affiliates and applied consistently to all managed markets. This methodology allocates functional cost pools on a pro rata basis taking into consideration total property, plant and equipment, population, subscribers and other attributes of the managed markets. In addition, effective October 1, 1993, and for all comparative periods presented, the Company reclassified allocated cellular operations depreciation from cellular operations cost of cellular service, general and administrative and marketing and selling to cellular operations depreciation and amortization. This change does not impact operating or net loss.

         During the twelve months ended September 30, 1994, the Company incurred certain overhead costs related to expansion. As a result, the Company capitalized $3,991,000, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $713,000 to nonconsolidated affiliates.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Income taxes

         Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see Note 9 - "Income taxes").

         Net loss per Common share

         Net loss per Common share is based on the weighted average number of Common shares outstanding during the periods, excluding Common Stock equivalents which are anti-dilutive. Fully diluted earnings per share are not presented because conversion of the convertible subordinated debentures and notes would be anti-dilutive. The convertible subordinated debentures and notes are not considered to be Common Stock equivalents.


2.       BUSINESS ACQUISITIONS AND DISPOSITIONS

         1992

         In October 1991, the Company disposed of its interest in the Colorado Springs, Colorado wireline cellular system in satisfaction of its promissory notes to U S West NewVector totaling $8,400,000 and accrued interest. As a result, the Company realized a gain in the approximate amount of $8,700,000.

         In December 1991, the Company acquired, by merger, the outstanding shares of a corporation which was the 51% general partner of the Company's affiliates holding an interest in three RSA markets and one MSA market in Indiana for approximately $1,463,000 paid through the issuance of 147,192 shares of Common Stock to the corporation's shareholder.

         In December 1991 and January 1992, the Company acquired, by merger, the outstanding shares of two corporations each of which owned a 51% general partnership interest in an affiliate of the Company for approximately $1,614,000 paid through the issuance of 149,085 shares of Common Stock to the shareholders of the two corporations. The Company subsequently transferred its interests in the affiliates to U S West NewVector in connection with the multimarket exchange discussed below.

         In January 1992, the Company consummated a series of transactions pursuant to which it divested itself of 100% of the nonwireline license for RSA 392 (Idaho 5) and acquired a 71.4% interest in the wireline license for such market. In addition, the Company acquired a 33.33% interest in the wireline licensee for RSA 675 (Utah 3), bringing the Company's net ownership interest in such market to 57.83%. The Company also received cash proceeds of approximately $2,493,000, but recognized a $467,000 loss.

         In February 1992, the Company acquired the assets of an independent telephone company in South Dakota for $425,000 in cash.

         In March 1992, the Company completed a multimarket exchange with US West NewVector in which the Company acquired from U S West NewVector interests in 13 managed markets within the states of Idaho, Iowa, Utah and South Dakota, in exchange for limited partnership interests in three markets and $2,645,000 in cash. The exchange resulted in a gain of approximately $4,157,000.

         In May 1992, the Company sold its 49% limited partnership interest in the entity which owned a 36.5% interest in the wireline licensee for RSA 350 (Colorado 3) for approximately $3,080,000. The sale resulted in a gain of approximately $2,311,000.

         In June 1992, the Company acquired 75.41% of the outstanding shares of a corporation which is the 51% general partner of an entity which owns 66.67% of the wireline licensee for RSA 393 (Idaho 6) for $3,700,000 consisting of $1,685,000 in cash and 161,200 shares of the Company's Common Stock. As a result of this acquisition, the Company holds, directly and indirectly, 91.64% of the licensee for this market.

         In July 1992, the Company acquired a 7.15% interest in the wireline license for RSA 392 (Idaho 5) for $629,000 in cash. As a result, the Company holds 78.55% of the license for this market.

         In August 1992, the Company acquired the nonwireline cellular system serving RSA 420 (Iowa 9) for approximately $1,910,000. The Company issued 101,532 shares of Common Stock and assumed approximately $590,000 in liabilities.

         1993

         In December 1992, the Company acquired from U S West NewVector its 70% general partner interest in the licensee for MSA 298 (Bismarck, North Dakota), its 51% general partner interest in the licensee for MSA 267 (Sioux Falls, South Dakota) and its 16.66% general partner interest in the licensee for RSA 642 (South Dakota 9). The aggregate purchase price was approximately $10,800,000 paid in cash by the Company. In May 1993, the remaining partners in the licensee for RSA 642 exercised an option to purchase such interest and paid the Company a total of $1,074,000 in cash.

         In December 1992, the Company acquired an additional 16.07% interest in the licensee for RSA 640 (South Dakota 7) and an additional 11.28% interest in the licensee for RSA 641 (South Dakota 8) for approximately $469,000 which was paid by the issuance of 31,491 shares of Common Stock of the Company.

         In December 1992, the Company acquired the outstanding shares of a corporation which is a limited partner in two Colorado MSA markets for 40,252 shares of Common Stock valued at approximately $563,000. In December 1992, the Company also acquired the 51% general partner interest in the affiliate which was a limited partner in one Utah RSA market for $1,261,000 paid by the issuance of 43,025 shares of Common Stock and $615,000 in cash. In February 1993, the Company acquired the outstanding shares of two affiliates which were limited partners in two Colorado MSA markets for 94,811 shares of Common Stock valued at approximately $1,268,000. The Company subsequently transferred such affiliates' interest in certain licensees to U S West NewVector pursuant to the multimarket exchange discussed below.

         In March 1993, the Company completed an additional multimarket exchange with U S West NewVector in which the Company transferred to U S West NewVector the Company's interest in one nonmanaged RSA market and two nonmanaged MSA markets in exchange for U S West NewVector's interest in seven RSA markets and one MSA market managed by the Company plus approximately $3,418,000 in cash.
The exchange resulted in a gain to the Company of approximately $3,812,000.

         In March 1993, the Company acquired all of the outstanding shares of a corporation which is the 51% general partner of the affiliate which is the 50% general partner of the wireline licensee for RSA 353 (Colorado 6) for $228,000 in cash.

         In June 1993, RSA 392 (Idaho 5) was partitioned by the FCC into two markets and the Company exchanged its 78.55% interest in the Sun Valley (B2) portion of the market for U S West NewVector's 21.45% interest in the Twin Falls
(B1) portion of the market and $12,000 in cash.

         In August 1993, the Company transferred its interest in two affiliates which held interests in one nonmanaged RSA market and one managed MSA market in exchange for a 98.11% interest in an RSA market which will be managed by the Company and $3,916,000 in cash pursuant to an exchange agreement with Pacific Telecom Cellular, Inc. ("PTI"). In order to fulfill its obligations under the agreement, the Company acquired the outstanding shares of four corporations for approximately $3,499,000 paid by the issuance of 194,474 shares of Common Stock of the Company and approximately $478,000 in cash. The exchange resulted in a gain to the Company of approximately $4,889,000. The agreement also provides for the sale by the Company of its interest in two additional affiliates which hold interests in nonmanaged RSA markets. The sale of one interest was consummated in December 1993 (see below). The sale of the second interest is the subject of pending litigation and, accordingly, there can be no assurance that such sale will be consummated.

         1994

         In December 1993, the Company acquired 100% of the stock of a corporation which owns and operates the Rapid City, South Dakota MSA market and owns general partnership interests in two partitioned RSA markets (South Dakota 5 (B2) and South Dakota 6 (B2)) for approximately $10,420,000 in cash plus property valued at approximately $400,000.

         In December 1993, the Company sold its interests in affiliates which held a 44.44% limited partnership interest in the wireline licensee for RSA 608 (Oregon 3) for approximately $2,076,000 in cash. The sale resulted in a gain of approximately $630,000.

         In December 1993, the Company acquired additional interests in two affiliated corporations for approximately $139,000.

         In February 1994, the Company acquired an additional 51% of the stock of an affiliate which held a 28.6% limited partnership interest in MSA 239 (Joplin, MO) for 69,051 shares of the Company's Common Stock, then sold the Company's entire limited partnership interest for $4,494,000 in cash. The sale resulted in a gain of approximately $1,921,000.

         In March 1994, the Company acquired an additional interest in an affiliated corporation for 2,732 shares of the Company's Common Stock.

         In April 1994, the Company acquired three affiliated corporations which hold limited partnership interests in Utah RSA managed markets for 80,145 shares of the Company's Common Stock.

         In May 1994, the Company sold its interest in an affiliate which held an 8.125% limited partnership interest in three nonmanaged RSA markets for approximately $2,468,000 in cash. The sale resulted in a gain of approximately $841,000. Contemporaneously, the Company acquired additional limited partnership interests in four managed RSA markets for approximately $373,000.

         In July 1994, the Company acquired an additional interest in an affiliated corporation for approximately $199,000 in cash.

         In August 1994, the Company acquired an aggregate of 3.07% of the stock of a corporation which operates cellular systems throughout Kansas from two unrelated corporations for approximately $3,000,000 in cash.

         During fiscal year 1994, the Company recognized a gain of approximately $907,000 due to the write-off of contingent liabilities related to stock price guarantees in acquisition agreements.

         Each of the above acquisitions was accounted for using the purchase method of accounting. The applicable results of operations of the acquired interests have been included in the Company's consolidated statements of operations from the respective acquisition dates.

         The following represents the pro forma results of operations as if the above noted acquisitions had occurred at the beginning of the respective period in which the acquisition occurred, as well as at the beginning of the immediately preceding period:


                                                             Year Ended September 30,
                                                      1994             1993             1992
                                                      ----             ----             ----
         Revenues                                 $62,273,235      $41,241,051      $23,371,759
         Equity in net loss of affiliates          (4,479,329)      (4,854,046)      (6,989,099)
         Net loss                                 (17,480,917)     (20,019,844)     (11,165,859)
         Loss per common share                          (1.50)           (2.25)           (1.46)


         In addition, the Company has initiated discussions with other cellular telephone carriers regarding acquisition of markets or interests in Iowa, North Dakota, Kansas, Nebraska and Wyoming. Such acquisitions will be pursued to the extent that enhancement or extension of the Company's network is accomplished, although there can be no assurance any such acquisitions will be consummated.

3.       SHORT-TERM INVESTMENTS

         On September 30, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified all short-term investments as available-for-sale.

         The following is a summary of available-for-sale securities:

                                                               Available-for-Sale Securities
                                                               -----------------------------
                                                                    Gross          Gross        Estimated
                                                                 Unrealized     Unrealized         Fair
                                                     Cost           Gains         Losses          Value
                                                     ----           -----         ------          -----
    U.S. treasury securities
        and obligations of U.S.
        government agencies                      $ 9,182,411    $         -    $   242,151    $ 8,940,260

    U.S. government treasuries
        and agencies funds                        11,500,000              -        184,098     11,315,902

    U.S. corporate bonds                             966,597              -         24,062        942,535
                                                 -----------    -----------    -----------    -----------
                                                 $21,649,008    $         -    $   450,311    $21,198,697
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

         The gross realized loss on sales of available-for-sale securities totaled $744,000 for the year ended September 30, 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $450,000 as of September 30, 1994.

         The amortized cost and estimated fair value of debt and marketable equity securities at September 30, 1994 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                  Estimated
                                                                     Fair
                                                      Cost          Value
                                                      ----          -----
     Available-for-Sale:
       Due in one year or less                    $16,620,000    $16,378,522
       Due after one year through three years         170,000        171,074
       Due after three years                        4,859,008      4,649,101
                                                  -----------    -----------
                                                  $21,649,008    $21,198,697
                                                  -----------    -----------
                                                  -----------    -----------

4.       INVESTMENT IN AND ADVANCES TO AFFILIATES

         Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:


                                                                        September 30,
                                                                     1994           1993
                                                                     ----           ----
         Investment                                              $12,605,395    $13,170,362
         Equity in loss - cumulative                             (24,049,632)   (23,410,622)
         Advances and other                                       73,352,998     66,132,632
                                                                 -----------    -----------
                                                                 $61,908,761    $55,892,372
                                                                 -----------    -----------
                                                                 -----------    -----------

         The combined financial position of the nonconsolidated affiliates is as follows:


                                                                          September 30,
                                                                      1994           1993
                                                                      ----           ----

         Current assets                                          $  8,597,246   $  9,699,996
         Investment in affiliated limited partnerships             10,446,767      7,803,769
         Property and equipment, net of accumulated
           depreciation                                            33,162,750     25,245,274
         Other assets                                               4,079,497      3,607,741
                                                                 ------------   ------------
            Total assets                                         $ 56,286,260   $ 46,356,780
                                                                 ------------   ------------
                                                                 ------------   ------------

         Due to CommNet Cellular Inc.                            $ 11,981,737   $  4,835,411
         Due to Cellular, Inc. Financial Corporation               55,428,739     57,433,612
         Other liabilities                                         21,389,471     12,627,438
         Minority interest                                            859,823      1,788,098
         Stockholders' deficit                                    (33,373,510)   (30,327,779)
                                                                 ------------   ------------
         Total liabilities and stockholders' deficit             $ 56,286,260   $ 46,356,780
                                                                 ------------   ------------
                                                                 ------------   ------------

         Combined operations of these nonconsolidated affiliates are summarized as follows:


                                                                 Year Ended September 30,
                                                            1994           1993           1992
                                                            ----           ----           ----
         Revenues                                      $ 42,160,218   $ 27,121,816   $  9,093,887
         Operating costs                                (50,519,584)   (36,205,918)   (23,902,180)
         Minority interest                                    7,333        324,259        951,514
         Equity in income (loss) of affiliates              369,495       (660,397)    (2,681,979)
                                                       ------------   ------------   ------------
            Net loss                                   $ (7,982,538)  $ (9,420,240)  $(16,538,758)
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------


4.       INVESTMENT IN AND ADVANCES TO AFFILIATES (continued)

         Interest income from affiliates on advances was $11,380,231, $9,542,484, and $9,543,783 for the years ended September 30, 1994, 1993 and
1992, respectively.

         Certain advances to affiliates bear interest at the prime rate of Norwest Bank (7.75% at September 30, 1994 and 6% at September 30, 1993) plus 2%. These advances to and receivables from affiliates are temporary. They are generally refinanced under loan agreements with the Company's financing subsidiary, Cellular, Inc. Financial Corporation ("CIFC"). Advances made under such loan agreements have a term of ten years with interest only payable until December 31, 1995. Principal and interest payments are payable thereafter, until December 31, 2000. These loans bear interest at 1% over CIFC's average cost of borrowing from nonaffiliated lenders. Such advances will be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the partnership providing cellular service.


5.       SECURED BANK FINANCING

         Secured bank financing consists of the following:


                                                                      September 30,
                                                                   1994          1993
                                                                   ----          ----

         Secured bank financing due December 31, 2000,
           interest only payable quarterly through March 31,
           1996, thereafter quarterly principal and interest
           payments payable through maturity                   $47,516,124    $35,295,597

         Secured bank financing (MSA switch loans) due
           September 30, 1997; quarterly principal and
           interest payments payable through maturity            2,476,577      3,238,600

         Secured bank financing (RSA switch loans) due
           June 30, 1999; quarterly principal and interest
           payments payable through maturity                     1,546,530      1,855,836
                                                               -----------    -----------
                                                                51,539,231     40,390,033

         Less current portion                                   (1,090,870)    (1,071,330)
                                                               -----------    -----------

         Totals                                                $50,448,361    $39,318,703
                                                               -----------    -----------
                                                               -----------    -----------

         The bank credit agreements are between CIFC and CoBank. Under the terms of these agreements, CoBank has agreed to loan to CIFC a maximum of $130,000,000 to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems. Interest is payable at either the Chase Manhattan Bank prime rate plus 1.00% for variable rate loans (8.75% at September 30, 1994) or LIBOR (London InterBank Offered
Rate) plus 2.25% for fixed rate loans (5.767% at the six-month rate at September 30, 1994). CIFC continues to maintain fixed interest rates on $35.1 million of loans terminating in 1996 at interest rates of 10.8% and 10.9%. The loans are secured by a first lien on all assets of CIFC, as well as all assets of each of the affiliates to which loans are made by CIFC. CIFC's assets totaled approximately $197,100,000 and $179,400,000 at September 30, 1994 and 1993,
respectively. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first security interest in all of the assets of the Company as security for such guaranty. A commitment fee of .5% per annum is payable by CIFC to CoBank on the average daily unborrowed commitment.

         On September 8, 1993, CIFC paid down $57.1 million of its outstanding loans from CoBank. The loan repayment was funded by an advance from the Company, the proceeds of which were provided by the issuance of senior subordinated discount notes (see Note 6). As a result of this repayment, CIFC terminated all but one $2.5 million interest rate swap agreement previously entered into with CoBank, which resulted in an extraordinary charge of $2,992,000 in the fiscal year ended September 30, 1993. The remaining swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (7.75% at September 30, 1994).

         The CoBank credit agreements prohibit the payment of cash dividends, prohibit any other senior borrowings, limit the use of borrowings, restrict expenditures for certain acquisitions and investments, require the maintenance of certain minimum levels of net worth, working capital, cash and operating cash flow and require the maintenance of certain liquidity, capitalization, debt, debt service and operating cash flow ratios. The requirements of the credit agreements were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the credit agreements. CoBank has sold participations in the credit agreements to two other financial institutions whose approval may be required for waivers or other amendments to the credit agreements requested by CIFC or the Company.

         Aggregate maturities of the secured bank financing for each of the next five years ending September 30 are as follows: 1995 - $1,090,870; 1996 - $4,819,063; 1997 - $9,153,564; 1998 - $9,419,608; 1999 - $10,156,571; and
thereafter - $16,899,555.

6.       CONVERTIBLE SUBORDINATED DEBENTURES AND SENIOR NOTES

         In August 1989, the Company completed a public offering of $74,750,000 aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due 2009. The debentures are convertible at any time prior to maturity, unless previously redeemed or repurchased, into Common Stock of the Company at a conversion price of $27 5/8 per share, subject to adjustment under certain conditions.

6.       CONVERTIBLE SUBORDINATED DEBENTURES AND SENIOR NOTES (continued)

         The 6 3/4% debentures are redeemable, in whole or in part, at any time, at the option of the Company at the redemption prices (together with accrued interest) of 106.75% if redeemed in 1989, decreasing to 100% of the principal amount in 1999. The debentures will also be redeemable through operation of a sinking fund at 100% of the principal amount thereof. Mandatory annual sinking fund payments, sufficient to retire 10% of the aggregate principal amount of the debentures issued, will be made on each July 15, commencing July 15, 2004.
These payments are calculated to retire 50% of the issue prior to maturity. The debenture holders may require the Company to repurchase the debentures, in whole or in part, upon the occurrence of a change in control of the Company (as defined in the Indenture) prior to July 15, 1999. The debentures are unsecured and subordinated to all existing and future Senior Debt of the Company.

         In May 1990, the Company completed an offering of $40,000,000 in aggregate principal amount of 8% Convertible Subordinated Debentures due 2000. The 8% debentures were convertible at any time prior to maturity, unless previously redeemed or repurchased, into Common Stock of the Company at a conversion price of $14.95 per share, subject to adjustment under certain circumstances. On September 8, 1993, the Company called all outstanding 8% debentures for redemption. As of September 30, 1993, $2,127,800 of the debentures had been converted into 142,329 shares of the Company's Common Stock. In October 1993, the remaining $37,812,200 of 8% debentures were converted into 2,529,194 shares of the Company's Common Stock, and the Company paid approximately $60,000 to the remaining holders of the debentures.

         In January 1993, the Company completed a private placement of $4,950,000 of 8.75% Convertible Senior Subordinated Notes Due 2001. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company. The Notes may be redeemed at the option of the Company at the redemption prices (together with accrued interest) of 105 15/32% if redeemed in 1996 decreasing to 101 3/32% of the principal amount in 2001. The Note holders may convert the Notes into shares of the Company's Common Stock at the price of $15.00 per share. Subsequent to year end, the majority holder of Notes exercised its right to demand registration, which is expected to occur during the second fiscal quarter of 1995.

         In September 1993, the Company completed an offering of $176,651,000 aggregate principal amount of 11 3/4% Senior Subordinated Discount Notes Due 2003. The Notes were issued at a substantial discount from their principal amount resulting in gross proceeds to the Company of approximately $100,000,000. After deducting offering costs, net proceeds were $96,739,604. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company.

         Commencing September 1, 1998, interest will accrue until maturity on the Notes at the rate of 11 3/4% per annum. Interest on the Discount Notes is payable semi-annually on March 1 and September 1, commencing March 1, 1999. The Discount Notes mature on September 1, 2003 and are redeemable, in whole at any time or in part from time to time, at the option of the Company at the redemption prices (together with accrued interest) of 105.87% if redeemed in 1998 decreasing to 101.46% of the principal amount in 2001. The Discount Note holders may require the Company to repurchase the Discount Notes, in whole or in part, in certain instances constituting a change of control of the Company.

         The Company has reserved the appropriate number of shares for any conversions prior to maturity on the convertible debt issues.

7.       CAPITAL LEASES

         The Company leases assets, primarily computer equipment, under capital leases of $2,466,711 (less accumulated depreciation of $913,687) at September 30, 1994.

         Future minimum lease payments under capital leases at September 30, 1994 are as follows:

               1995                                    $    655,450
               1996                                         334,555
               1997                                         285,979
               1998                                         179,991
               1999                                               -
                                                        -----------
                                                          1,455,975

               Less amount representing interest
                 and sales tax                               82,868
                                                        -----------
                                                          1,373,107

               Obligation under capital leases due
                 within one year                            588,025
                                                        -----------
                                                        $   785,082
                                                        -----------
                                                        -----------

8.       COMMITMENTS

         The Company leases office space and equipment under agreements which provide for rental payments based on lapse of time. Rent expense was $1,366,169, $1,135,849 and $1,172,115 for the years ended September 30, 1994,
1993 and 1992, respectively.

         The aggregate annual rental commitment as of September 30, 1994 is as follows:

               1995                                      $1,694,418
               1996                                       1,163,884
               1997                                         826,727
               1998                                         753,762
               1999                                         410,417
               Future years                               1,738,899
                                                         ----------

                                                         $6,588,107
                                                         ----------
                                                         ----------

         On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, eligible employees are permitted to contribute up to 15% of gross compensation into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 3% of the employee's eligible compensation. The expense under the retirement savings plan was approximately $77,871, $55,920 and $52,480 for the years ended September 30, 1994, 1993 and 1992, respectively.

9.       INCOME TAXES

         As permitted under SFAS No. 109, prior years' financial statements have not been restated. The adoption of SFAS No. 109 as of October 1, 1993 had no cumulative effect on net loss, and has no effect on operating loss and net loss for the year ended September 30, 1994.

         At September 30, 1994, the Company had cumulative net operating loss carryforwards of $54,725,000 for income tax purposes. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2009. Prior net operating losses have been restated to reflect the impact of entities consolidated in 1994 that incurred NOLs prior to becoming part of the consolidated reporting group. The Company has no liability for regular tax expense due to tax net operating losses.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1994 and 1993, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1994 are as follows:


     Deferred tax assets:
       Equity method investments                                 $  2,953,000
       Intangible asset differences                                 8,621,000
       Inventory adjustments                                          456,000
       Accrued liabilities                                            700,000
       Interest expense on zero coupon bonds                        4,932,000
       Other - net                                                    537,000
       Net operating loss carryforwards                            20,796,000
                                                                 ------------
         Total deferred tax assets                                 38,995,000
                                                                 ------------
     Deferred tax liabilities:
       Difference in license costs                                 21,573,000
       Fixed asset differences                                      3,599,000
                                                                 ------------
         Total deferred tax liabilities                            25,172,000

       Net deferred tax asset                                      13,823,000
       Valuation allowance                                        (13,823,000)
                                                                 ------------

     Net deferred taxes                                          $          -
                                                                 ------------
                                                                 ------------

10.      COMMON STOCK OPTIONS

         In 1987, the Company adopted a Key Employees' Nonqualified Stock Option Plan whereby employees may be granted options to purchase up to 500,000 shares of the Company's Common Stock. All outstanding options were granted at an exercise price which represented at least 100% of the quoted market value of the Company's Common Stock at the date of grant and were exercisable for a period of five years from the date of grant. In November 1992, the Company terminated the Key Employees' Nonqualified Stock Option Plan as to future grants.

         The Company adopted an Omnibus Stock and Incentive Plan, effective November 1, 1991, pursuant to which 500,000 shares of the Company's Common Stock are reserved for issuance pursuant to Options, Stock Appreciation Rights, Stock Bonuses or Phantom Stock Rights. In February 1993, the Company's shareholders approved an increase of an additional 500,000 shares of the Company's Common Stock to be reserved for issuance pursuant to the Omnibus Stock and Incentive Plan plus 1% of the number of shares outstanding at the end of each fiscal year.

         An analysis of options related to the Company's benefit plans is as follows:


                                           Key Employees'        Omnibus Stock
                                           Nonqual. Stock            and                Exercise
                                            Option Plan         Incentive Plan         Price Range
                                           --------------       --------------         -----------
         Outstanding options at
           September 30, 1992                   133,500             216,500          $ 7.00 - $26.00

         Granted                                      -             296,000          $13.00 - $14.88
         Forfeitures                            (24,000)           (188,000)
         Exercised                              (10,000)                  -                   $ 8.50
                                              ---------           ---------

         Outstanding options at
           September 30, 1993                    99,500             324,500          $ 7.00 - $26.00

         Granted                                      -             261,000          $19.50 - $19.63
         Forfeitures                             (2,500)            (28,875)
         Exercised                               (8,000)            (12,000)         $ 8.50 - $15.75
                                              ---------           ---------
         Outstanding options at
           September 30, 1994                    89,000             544,625          $ 7.00 - $26.00
                                              ---------           ---------
                                              ---------           ---------
         Options available for grant
           at September 30, 1994                      -             615,217
                                              ---------           ---------
                                              ---------           ---------
         Options exercisable at
           September 30, 1994                    67,625             110,500
                                              ---------           ---------
                                              ---------           ---------


         Subsequent to September 30, 1994, the Company granted 689,000 options to officers and employees of the Company at an exercise price of $25.625 pursuant to the Company's Omnibus Stock and Incentive Plan. Contemporaneously, the Board of Directors authorized 750,000 additional shares for grant pursuant to the Omnibus Stock and Incentive Plan, subject to approval by the shareholders at the 1994 Annual Meeting to be held February 28, 1995.

         In July 1993, the Company granted options to purchase 152,500 shares of Common Stock to two former officers at exercise prices ranging from $7.00 to $15.75. As a result, the Company recognized compensation expense of approximately $370,000. The options become exercisable at various intervals through November 1995 and expire on June 30, 1996. During the fiscal years ended September 30, 1994 and 1993, options to purchase 101,250 and 25,000 shares were exercised, respectively. As of September 30, 1994, none of the options were exercisable. Subsequent to year end, 7,500 of the options were exercised.


11.      EMPLOYEE STOCK OWNERSHIP PLAN

         On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a Trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early partial withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $478,000 (20,953 shares), $297,000 (17,232 shares) and $264,000 (21,798 shares)
were made to the ESOP for the years ended September 30, 1994, 1993 and 1992, respectively. Shares are deemed issued for accounting purposes in the year that ESOP contributions expense is recognized.


12.      STOCKHOLDERS' EQUITY

         In December 1990, the Board of Directors declared a dividend distribution of one right (a "Right") attached to each outstanding share of the Company's Common Stock at any point in time. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, at a price of $45 per one one-hundredth of a share, subject to adjustment (the "Purchase Price").

         The Rights will detach from the Common Stock and a "Distribution Date" will occur upon the earliest of (i) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Company's Common Stock (the "Stock Acquisition Date"), (ii) ten business days following commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 30% or more of the Company's Common Stock, or (iii) ten business days after the Board of Directors have made a determination that someone has become the beneficial owner of a substantial amount of the Company's Common Stock and that such ownership is adverse to the Company's interest. Should these events occur, each holder of a Right will thereafter have the right to receive, upon exercise, the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price. Similarly, in the event that at any time following a Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its assets, cash flow or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, Common Stock of the acquiring entity having a value equal to two times the Purchase Price. Under certain circumstances, any Rights that are owned by the acquiring person or the adverse person will be null and void.

         In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, at any time until ten days following the acquisition by a person or group of 20% or more of the Company's outstanding Common Stock or the declaration by the Board of Directors that a person is an adverse person. The Rights will expire on December 24, 2000, unless earlier redeemed.

         In February 1992, the Company completed a public offering of 2,875,000 shares of Common Stock at $13.75 per share for aggregate proceeds of $39,531,000. The Company incurred $2,272,000 in underwriting discounts and commissions, and $656,000 in other costs associated with this offering.


13.      SUBSEQUENT EVENTS

         Subsequent to September 30, 1994, the Company acquired an additional interest in an affiliated corporation for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company has offered to (i) sell the interest to the other shareholders on a pro rata basis and (ii) buy the interests of such shareholders at the same price per share.

14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         ADVANCES TO AFFILIATES: The fair value of advances to and receivables from affiliates are estimated using discounted cash flow analyses, based on the Company's borrowing rate at September 30, 1994, plus 1%.

         LONG AND SHORT-TERM DEBT: The carrying amounts of the Company's variable rate borrowings under its credit agreements approximate their fair value. The fair value of the Company's fixed rate debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates. Other long-term debt is valued based on quoted market prices.


         The carrying amounts and fair values of the Company's financial instruments at September 30, 1994 are as follows:


                                            Carrying Amount        Fair Value
                                            ---------------        ----------
        Advances to affiliates               $  73,352,998       $  57,589,914
        Secured bank financing:
          Variable rate loans                    6,520,244           6,520,244
          Fixed rate loans                      45,018,987          40,460,098
        11 3/4% senior discount notes          112,979,725          73,436,821
        Convertible subordinated debentures     79,700,000          75,962,500


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data and per share data are presented below:



                                               First          Second         Third         Fourth
     Quarterly Financial Data                 Quarter        Quarter        Quarter        Quarter
     ------------------------                 -------        -------        -------        -------
     1993

     Revenues                               $ 6,074,174    $ 6,378,024    $ 9,674,191    $11,562,922

     Operating loss                          (3,681,022)    (5,620,661)    (4,493,216)    (1,635,634)

     Loss before extra-
        ordinary charge                      (7,180,130)    (5,268,089)    (6,635,441)      (590,879)

     Net loss                                (7,180,130)    (5,268,089)    (6,635,441)    (3,582,552)

     Loss per share:
        Loss before extra-
          ordinary charge                   $     (0.86)   $     (0.62)   $     (0.77)   $     (0.07)
        Net loss                                  (0.86)         (0.62)         (0.77)         (0.41)

     ------------------------------------------------------------------------------------------------

     1994

     Revenues                               $12,770,278    $13,685,245    $15,305,934    $19,598,594

     Operating loss                          (1,721,297)    (3,388,686)      (530,441)       (28,911)

     Net loss                                (4,713,227)    (4,570,536)    (2,966,006)    (4,501,383)

     Net loss per share                     $     (0.42)   $     (0.39)   $     (0.25)   $     (0.39)


         The Company capitalized $648,000 and $985,000 of corporate costs and expenses related to construction projects in process at September 30, 1994 and 1993, respectively. In addition, as described in Note 5, CIFC terminated all but $2.5 million of interest rate swap agreements previously entered into with CoBank, which resulted in an extraordinary charge of $2,992,000 in the fourth fiscal quarter of 1993.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMNET CELLULAR INC. (Registrant)



Date:  May 25, 1995                By:  /s/Daniel P. Dwyer
                                        ----------------------------------------
                                        Daniel P. Dwyer
                                        Executive Vice President, Treasurer &
                                        Chief Financial Officer



Date:  May 25, 1995                By:  /s/Andrew J. Gardner
                                        ----------------------------------------
                                        Andrew J. Gardner
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)