Form 10-Q/A
period 1994-12-31
COMMNET CELLULAR INC
filed 1995-05-26
CIK 787912

                                FORM 10-Q/A No. 1
                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

(Mark one)
     /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 1994
                                           -----------------
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------


                        Commission file number:  0-15056
                                                 -------


                              COMMNET CELLULAR INC.
                             -----------------------
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


                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

                              COMMNET CELLULAR INC.
                          Form 10-Q - December 31, 1994


                                      INDEX


Part I         Financial Information                                      Page
- ------         ---------------------                                      ----

Item 1         Financial Statements

               Consolidated Condensed Balance Sheets -
                 December 31, 1994 and September 30, 1994                   1

               Consolidated Condensed Statements of Operations -
                 Three Months Ended December 31, 1994
                 and December 31, 1993                                      3

               Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended December  31, 1994
                 and December 31, 1993                                      4

               Notes to Consolidated Condensed Financial
                 Statements                                                 7

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 9


Part II        Other Information
- -------        -----------------

Item 1         Legal Proceedings                                           21
Item 6         Exhibits and Reports on Form 8-K                            22

                              COMMNET CELLULAR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               December 31,       September 30,
                    ASSETS                                         1994                1994
                    ------                                         ----                ----
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                  $  15,297,932       $   2,081,591
   Available-for-sale securities                                 11,284,638          21,198,698
   Accounts receivable, net of allowance for doubtful
      accounts of $2,169,821 and $2,677,124 at
      December 31, 1994 and September 30, 1994,
      respectively                                               13,179,330          12,706,452
   Inventory and other                                            7,274,001           7,316,770
                                                              -------------       -------------
               Total current assets                              47,035,901          43,303,511

Investment in and advances to affiliates                         64,713,279          61,908,761

Investment in cellular system equipment                          15,120,755           9,732,075

Property and equipment, at cost:
   Cellular system equipment                                     84,322,193          79,215,294
   Land, buildings and improvements                              18,438,616          17,361,917
   Furniture and equipment                                       15,035,743          14,796,494
                                                              -------------       -------------

                                                                117,796,552         111,373,705
   Less accumulated depreciation                                 34,616,231          31,455,978
                                                              -------------       -------------

               Net property and equipment                        83,180,321          79,917,727

Other assets, less accumulated amortization of
   $26,772,869 and $25,979,913 at
   December 31, 1994 and September 30, 1994,
   respectively:
      FCC licenses and filing rights                             81,227,399          80,458,461
      Deferred loan costs and other                               6,188,036           6,432,286
                                                              -------------       -------------

               Total other assets                                87,415,435          86,890,747
                                                              -------------       -------------

                                                               $297,465,691        $281,752,821
                                                              -------------       -------------
                                                              -------------       -------------




                             See accompanying notes.
                                       -1-

                              COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)


                                                               December 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1994                1994
- ------------------------------------                               ----                ----
                                                                 (unaudited)

Current liabilities:
   Accounts payable                                           $  13,137,751       $  10,327,933
   Accrued liabilities                                            4,715,038           3,441,149
   Accrued interest                                               3,927,016           2,331,034
   Current portion of long-term debt                              1,090,870           1,090,870
   Obligation under capital leases due within one year              526,516             588,025
                                                              -------------       -------------

               Total current liabilities                         23,397,191          17,779,011


Long-term debt:
   Secured bank financing                                        63,584,383          50,448,361

   Obligation under capital leases due after one year               685,017             785,082

   11 3/4% senior subordinated discount notes                   116,266,324         112,979,725

   Convertible subordinated debentures                           79,697,000          79,700,000

Minority interests                                                4,030,419           4,154,175

Commitments

Stockholders' equity :
   Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued                                       --                  --
   Common Stock, $.001 par value; 40,000,000 shares
      authorized; 11,747,841 and 11,739,108 shares issued
      at December 31, 1994 and September 30, 1994,
      respectively                                                   11,748              11,739
   Capital in excess of par value                               117,257,820         117,146,376
   Unrealized losses on available-for-sale securities              (225,195)           (450,311)
   Accumulated deficit                                         (107,239,016)       (100,801,337)
                                                              -------------       -------------

               Total stockholders' equity                         9,805,357          15,906,467
                                                              -------------       -------------

                                                              $ 297,465,691       $ 281,752,821
                                                              -------------       -------------
                                                              -------------       -------------



                             See accompanying notes.
                                       -2-

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  For the three months ended
                                                               December 31,        December 31,
                                                                   1994                1993
                                                                   ----                ----
Revenues:
   Cellular service                                           $  12,074,816       $   7,114,893
   Roaming                                                        4,633,848           3,651,575
   Equipment sales                                                2,566,799           2,003,810
                                                              -------------       -------------

                                                                 19,275,463          12,770,278

Costs and expenses:
   Cellular operations:
      Cost of cellular service                                    3,835,135           2,204,494
      Cost of equipment sales                                     2,628,119           2,254,968
      General and administrative                                  4,842,894           3,601,353
      Marketing and selling                                       5,451,690           3,225,216
      Depreciation and amortization                               3,397,202           2,390,391
   Corporate:
      General and administrative                                  1,920,014           1,671,782
      Depreciation and amortization                                 576,663             636,205
      Less amounts allocated to
               nonconsolidated affiliates                        (1,554,870)         (1,492,834)
                                                              -------------       -------------

                                                                 21,096,847          14,491,575
                                                              -------------       -------------

Operating loss                                                   (1,821,384)         (1,721,297)

Equity in net loss of affiliates                                 (1,081,833)         (1,683,079)
Minority interest in net income of consolidated affiliates         (123,483)                 --
Gain on sales of affiliates and other                                67,247             655,827
Interest expense                                                 (6,270,842)         (5,501,535)
Interest income                                                   2,792,616           3,536,857
                                                              -------------       -------------

Net loss                                                       $ (6,437,679)       $ (4,713,227)
                                                              -------------       -------------
                                                              -------------       -------------

Net loss per common share                                      $      (0.55)       $      (0.42)
                                                              -------------       -------------
                                                              -------------       -------------

Weighted average shares outstanding                              11,743,513          11,239,753
                                                              -------------       -------------
                                                              -------------       -------------




                             See accompanying notes.
                                       -3-

                              COMMNET CELLULAR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  For the three months ended
                                                               December 31,        December 31,
                                                                   1994                1993
                                                                   ----                ----
Operating activities:
   Net loss                                                   $  (6,437,679)      $  (4,713,227)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Minority interest                                             123,483                  --
      Depreciation and amortization                               3,973,865           3,026,596
      Equity in net loss of affiliates                            1,081,833           1,683,079
      Gains on sales of affiliates and other                        (67,247)           (655,827)
      Loss on sale of available-for-sale securities                 221,598                  --
      Interest expense on 11 3/4% senior
               discount notes                                     3,286,599           2,870,830
      Accrued interest on advances to affiliates                 (2,855,547)         (2,765,427)

Change in operating assets and liabilities, net of
   effects from consolidating acquired interests:
   Accounts receivable                                             (472,878)           (666,827)
   Inventory and other                                               42,769            (901,867)
   Accounts payable and accrued liabilities                        (648,985)            473,402
   Accrued interest                                               1,586,149            (468,427)
                                                              -------------       -------------

      Net cash used by operating activities                        (166,040)         (2,117,695)

Investing activities:
   Purchase of available-for-sale securities                             --            (705,698)
   Sale of available-for-sale securities                          9,927,411           3,132,076
   Additions to investments in and advances
      to affiliates                                                (964,956)         (1,209,230)
   Additions to investment in cellular
      system equipment                                           (5,388,680)         (1,156,153)
   Additions to property and equipment                           (1,715,378)         (2,398,639)
   Reductions (additions) to other assets                            (8,934)             81,921
   Proceeds from sales of interests in affiliates                    50,000           2,075,700
   Purchase of interests in affiliates, net of cash
      acquired and net of assets and liabilities
      recorded due to consolidation                              (1,600,000)        (10,194,660)
                                                              -------------       -------------

               Net cash provided (used) by
                 investing activities                               299,463         (10,374,683)



                             See accompanying notes.
                                       -4-

                              COMMNET CELLULAR INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)



                                                                  For the three months ended
                                                               December 31,        December 31,
                                                                   1994                1993
                                                                   ----                ----

Financing activities:
   Proceeds from secured bank financing                          13,408,741             220,243
   Payments of secured bank financing                              (272,719)           (555,441)
   Reduction of obligation under capital leases                    (161,574)            (59,458)
   Issuance of Common Stock, net of offering costs                  108,470           1,009,426
                                                              -------------       -------------

               Net cash provided by financing activities         13,082,918             614,770
                                                              -------------       -------------


Net increase (decrease) in cash and cash equivalents             13,216,341         (11,877,608)


Cash and cash equivalents at beginning of period                  2,081,591          45,660,761
                                                              -------------       -------------


Cash and cash equivalents at end of period                      $15,297,932         $33,783,153
                                                              -------------       -------------
                                                              -------------       -------------



                             See accompanying notes.
                                       -5-

                              COMMNET CELLULAR INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)



                                                                  For the three months ended
                                                               December 31,        December 31,
                                                                   1994                1993
                                                                   ----                ----
Supplemental schedule of additional cash flow
   information and noncash activities:

   Cash paid during the three-month period
      for interest                                             $    620,286        $  1,924,031


   Purchase of cellular system equipment through
      accounts payable                                            4,732,692           1,565,523



   Purchases of interests in affiliates financed with
      Common Stock                                                       --              72,519


   Conversion of convertible subordinated
      debentures to Common Stock                                      2,983          37,811,450



                             See accompanying notes.
                                       -6-

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

     4.   STOCKHOLDERS' EQUITY

          Changes to Common Stock during the three months ended December 31, 1994 were as follows:


                                               Common Stock           Capital in
                                               ------------            Excess of
                                           Shares        Amount        Par Value
                                           ------        ------        ---------
     Balance at September 30, 1994       11,739,108     $11,739     $117,146,376

     Issuance of Common Stock:
       Exercise of options                    8,625           9          108,461
       Debenture conversion                     108          --            2,983
                                         ----------     -------     ------------
     Balance at December 31, 1994        11,747,841     $11,748     $117,257,820
                                         ----------     -------     ------------
                                         ----------     -------     ------------


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

     Corporate costs and expenses for the quarter ended December 31, 1993 were $815,000, which represented gross expenses of $2,308,000 less amounts allocated to nonconsolidated affiliates of $1,493,000. Corporate costs and expenses for the quarter ended December 31, 1994 were $942,000, which represented gross expenses of $2,497,000 less amounts allocated to nonconsolidated affiliates of $1,555,000. The increase in expenses and amounts allocated to nonconsolidated affiliates reflects an increase in corporate costs attributed to financing operations and incurred costs relative to equipment distribution and other corporate functions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist primarily of its obligations to fund capital and operating requirements of its affiliates and interest payments on its indebtedness. The Company historically has met these requirements through sales of debt and equity securities, through bank and vendor financing. Recently positive operating income before depreciation and amortization ("EBITDA") has contributed to the funding of capital and operating needs.

     CIFC has entered into loan agreements ("Credit Agreements") pursuant to which CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems and to the Company for the construction and expansion of switches. As of December 31, 1994, the outstanding balance under the Credit Agreements was approximately $64,418,000. The Credit Agreements provide for interest at 1% over prime on variable-rate loans (9.50% at December 31, 1994) or 2.25% over the London Interbank Offered Rate ("LIBOR") on fixed-rate loans (7.10% at the six-month rate at December 31, 1994). The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has elected to fix interest rates on approximately $56,800,000 of its long-term debt payable to CoBank at rates ranging from 7.32% to 10.90%. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.50% at December 31, 1994). The weighted average interest rate of all fixed and variable rate loans after giving effect to the swap, was 9.56% at December 31, 1994.

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

     Certain financial analysts consider EBITDA an indicator of an entity's ability to meet long-term financial obligations as they become due and also of the underlying value of the entity. EBITDA is a measure of operating performance that does not reflect equity in net income or loss of affiliates, minority interest, interest income, interest expense or deferred charges related to debt financing, working capital fluctuations or other items involving operating cash or adjustments to reconcile net income or loss to net cash provided or used by operating activities. It should not be considered in isolation to, or be construed as having greater significance than, net cash provided or used by operating activities or other indicators of an entity's performance. For the quarter ended December 31, 1994, EBITDA was $2,152,000 compared to $1,305,000 for the quarter ended December 31, 1993. For the quarter ended December 31, 1994, operating loss including depreciation and amortization was $1,821,000 compared to a loss of $1,721,000 for the quarter ended December 31, 1993. The Company expects to generate positive EBITDA for fiscal year 1995 based on current Company trends in subscriber revenue and expense growth. A continuation of these trends would be consistent with the historical operating performance of more established industry operators, particularly larger MSA operators with longer operating histories. However, there can be no assurance that these trends will continue and will result in sufficient operating cash flow to meet debt service and capital expenditure requirements.

                            SUPPLEMENTAL INFORMATION

     GENERAL. The Company operates, manages and finances cellular telephone systems, primarily in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,124,000 net Company pops in 93 markets located in 15 states. These markets consist of 83 RSA markets having a total of 6,152,000 pops and 10 MSA markets having a total of 1,274,000 pops, of which the Company's interests represent 2,514,000 net Company pops and 610,000 net Company pops, respectively. Pops refers to the estimated population of a market as initially licensed by the FCC. As the five-year fill-in period for each market expires, the manner of calculating the number of pops will change to reflect the CGSA of each market instead of the geographic boundaries originally established by the FCC. Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

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

     Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of February 6, 1995, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."




                                          Company          Affiliate(s)                                 Net
  MSA or                                Interest in        Interest in              1993              Company
RSA Code (1)           State          Affiliate(s) (2)     Licensee (3)      Population (4)(8)        Pops (5)
- ------------      ----------------    ----------------    -------------      -----------------        --------
MSAs:
141               Minnesota                49.00%            16.34% LP             229,336              18,362
185               Indiana                 100.00%            16.67% LP             169,124              28,193
241*(6)(7)        Colorado                 73.99%           100.00% GP             124,638              92,220
253*(6)(7)        Iowa                     74.50%           100.00% GP             117,652              87,651
267*(6)(7)        South Dakota            100.00%            51.00% GP             131,561              67,096
268*              Montana                  49.00%            90.00% GP             119,363              52,639
279               Maine                    33.33%            33.33% GP             103,417              11,488
289*(6)(7)        South Dakota            100.00%           100.00% GP             111,371             111,371
297*(6)(7)        Montana                 100.00%           100.00% GP              80,098              80,098
298*(6)(7)        North Dakota            100.00%            70.00% GP              86,977              60,884
                                                                                ----------          ----------
Total MSA                                                                        1,273,537             610,002



                                          Company          Affiliate(s)                                 Net
  MSA or                                Interest in        Interest in              1993              Company
RSA Code (1)           State          Affiliate(s) (2)     Licensee (3)      Population (4)(8)        Pops (5)
- ------------      ----------------    ----------------    -------------      -----------------        --------

RSAs:
348*(7)           Colorado                 10.00%           100.00% GP              43,672               4,367
349*(6)(7)        Colorado                 58.60%           100.00% GP              61,659              36,132
351*(6)(7)        Colorado                 61.75%           100.00% GP              62,916              38,851
352*(6)(7)        Colorado                 66.00%           100.00% GP              25,783              17,017
353*(6)(7)        Colorado                100.00%            75.00% GP              65,251              48,938
354*(7)           Colorado                 61.75%            80.00% GP              44,328              21,898
355*(7)           Colorado                 49.00%           100.00% GP              44,194              21,655
356*(7)           Colorado                 49.00%           100.00% GP              27,259              13,357
389               Idaho                    49.00%            50.00% LP              64,671              15,844
390               Idaho                    49.00%            33.33% LP              15,485               2,529
392*(6)(7)        Idaho (B1)              100.00%           100.00% LP             132,888             132,888
393*(6)(7)        Idaho                    91.64%           100.00% GP             280,569             257,113
415               Iowa                     49.00%            20.64% LP             155,247              15,701
416               Iowa                     49.00%            78.57% LP             108,129              41,629
417*(6)(7)        Iowa                    100.00%           100.00% GP             152,597             152,597
419*              Iowa                     49.00%            91.67% GP              54,659              24,552
420*(6)(7)        Iowa                    100.00%           100.00% GP              63,458              63,458
424               Iowa                     49.00%            30.00% LP              66,743               9,811
425*              Iowa                     49.00%            27.11% LP             108,426              14,403
426*(7)           Iowa                     52.65%            93.33% GP              84,932              41,734
427*(7)           Iowa                     53.64%            91.66% GP             102,773              50,530
428               Kansas                  100.00%             3.07% LP              28,103                 863
429               Kansas                  100.00%             3.07% LP              31,121                 955
430               Kansas                  100.00%             3.07% LP              52,640               1,616
431               Kansas                  100.00%             3.07% LP             129,852               3,986
432               Kansas                  100.00%             3.07% LP             118,599               3,641
433               Kansas                  100.00%             3.07% LP              20,138                 618
434               Kansas                  100.00%             3.07% LP              81,515               2,503
435               Kansas                  100.00%             3.07% LP             126,535               3,885
436               Kansas                  100.00%             3.07% LP              57,937               1,779
437               Kansas                  100.00%             3.07% LP             104,942               3,222
438               Kansas                  100.00%             3.07% LP              81,130               2,491
439               Kansas                  100.00%             3.07% LP              42,198               1,295
440               Kansas                  100.00%             3.07% LP              29,155                 895
441               Kansas                  100.00%             3.07% LP             171,226               5,257
442               Kansas                  100.00%             3.07% LP             154,341               4,738
512               Missouri (B1)            49.00%            30.00% LP              76,061              11,181
523*(7)           Montana (B1)             49.00%           100.00% GP              66,841              32,752
523*(6)(7)        Montana (B2)            100.00%            98.76% GP              70,350              69,478
524*(6)(7)        Montana                  61.75%           100.00% GP              37,386              23,086
525*(6)(7)        Montana                  59.20%           100.00% GP              14,877               8,807
526*(6)(7)        Montana                  59.20%           100.00% GP              39,843              23,587
527*(6)(7)        Montana                  61.75%           100.00% GP             174,631             107,835
528*(6)(7)        Montana                  61.75%           100.00% GP              63,009              38,908
529*(6)(7)        Montana                  61.75%           100.00% GP              28,742              17,748
530*(6)(7)        Montana                  61.75%           100.00% GP              83,488              51,554
531*(6)(7)        Montana                  61.75%           100.00% GP              30,990              19,136
532*(6)(7)        Montana                  61.75%           100.00% GP              19,431              11,999



                                          Company          Affiliate(s)                                 Net
  MSA or                                Interest in        Interest in              1993              Company
RSA Code (1)           State          Affiliate(s) (2)     Licensee (3)      Population (4)(8)        Pops (5)
- ------------      ----------------    ----------------    -------------      -----------------        --------
533               Nebraska                 55.56%            25.52% LP              90,016              12,763
534               Nebraska                 55.56%            25.52% LP              31,353               4,446
535               Nebraska                 55.56%            25.52% LP             115,108              16,321
536               Nebraska                 55.56%            25.52% LP              35,803               5,076
537               Nebraska                 55.56%            25.52% LP             142,155              20,156
538               Nebraska                 55.56%            25.52% LP             105,599              14,973
539               Nebraska                 55.56%            25.52% LP              89,125              12,637
540               Nebraska                 55.56%            25.52% LP              58,058               8,232
541               Nebraska                 55.56%            25.52% LP              81,697              11,584
542               Nebraska                 55.56%            25.52% LP              85,250              12,088
553               New Mexico               49.00%            33.33% LP             245,584              40,108
555               New Mexico               49.00%            25.00% LP              76,635               9,388
557               New Mexico               49.00%            33.33% LP              55,076               8,995
580*(6)(7)        North Dakota             52.76%           100.00% GP             102,513              54,086
581*(7)           North Dakota             49.00%           100.00% GP              60,131              29,464
582               North Dakota             49.00%            84.59% LP              91,629              37,979
583*              North Dakota             46.96%           100.00% GP              65,783              30,892
584*(6)(7)        North Dakota             61.75%           100.00% GP              49,671              30,672
634*(6)(7)        South Dakota             61.75%           100.00% GP              35,624              21,998
635*(6)(7)        South Dakota             56.29%           100.00% GP              22,563              12,701
636*(6)(7)        South Dakota             57.50%           100.00% GP              53,724              30,891
638*(6)(7)        South Dakota(B1)         82.99%           100.00% GP              16,443              13,646
638*(6)(7)        South Dakota(B2)         82.99%           100.00% GP               8,220               6,822
639*(6)(7)        South Dakota(B1)         60.66%           100.00% GP              33,390              20,254
639*(6)(7)        South Dakota(B2)         60.66%           100.00% GP               5,568               3,378
640*(6)(7)        South Dakota             64.49%           100.00% GP              65,549              42,273
641*(6)(7)        South Dakota             61.13%           100.00% GP              71,921              43,965
642*(7)           South Dakota             49.00%           100.00% GP              91,706              44,936
675*(6)(7)        Utah                    100.00%           100.00% GP              51,727              51,727
676*(6)(7)        Utah                    100.00%           100.00% GP              86,612              86,612
677*(6)(7)        Utah (B3)                74.50%           100.00% GP              37,966              28,285
678*(6)(7)        Utah                    100.00%            80.00% GP              23,840              19,072
718*(6)(7)        Wyoming                  66.00%           100.00% GP              46,896              30,951
719*(6)(7)        Wyoming                 100.00%           100.00% GP              72,795              72,795
720*(6)(7)        Wyoming                 100.00%           100.00% GP             145,382             145,382
                                                                                ----------          ----------
Total RSA                                                                        6,151,832           2,514,367
                                                                                ----------          ----------
Total MSA and RSA                                                                7,425,369           3,124,369
                                                                                ----------          ----------
                                                                                ----------          ----------

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


SUBSCRIBER GROWTH TABLE

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:



                          Number of                       Estimated Population                       Number of
                      Operating Systems                   of Operating Systems                      Subscribers
                    ---------------------     -------------------------------------------   ----------------------------  Subscriber
                    Total    MSA      RSA       Total           MSA              RSA          Total       MSA       RSA     Growth
                    -----    ---      ---       -----           ---              ---          -----       ---       ---     -------
Sept. 30, 1987        0       0         0             0            0                 0            0          0         0
Sept. 30, 1988        4       4         0       504,529      504,529 (1)             0          424        424         0
Sept. 30, 1989        4       4         0       500,804      500,804 (2)             0        1,362      1,362         0    221.23%
Sept. 30, 1990       18       4        14     1,687,481      500,804 (2)     1,186,677 (2)    6,444      3,513     2,931    373.13%
Sept. 30, 1991       49       5        44     3,509,779      566,722 (3)     2,943,057 (3)   17,952      6,387    11,565    178.58%
Sept. 30, 1992       49       5        44     3,509,779      566,722 (3)     2,943,057 (3)   35,884     11,119    24,765     99.89%
Sept. 30, 1993       50       6        44     3,665,758      644,526 (4)     3,021,232 (4)   60,381     17,898    42,483     68.27%
Sept. 30, 1994       55       7        48     3,906 063      771,660 (5)     3,134,403 (5)   99,002     30,711    68,291     63.96%
Dec. 31, 1994        55       7        48     3,904,636      771,660 (5)     3,132,976 (5)  114,918     34,702    80,216     16.08%

- --------------------

(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.


     The following table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally involving interests of more than 50%), but not for equity interests
(generally involving intersts of 20% to 50%) or cost interests (generally involving interests of less than 20%). Equity accounting results in the same net income as consolidation, however the net operating results are reflected on one line. In contrast, in a GAAP operating statement the equity in net income or loss of an interest accounted for under the equity method is presented below operating income and any operating activity related to interests accounted for under the cost method are not reflected at all.

      The amounts included in the respective columns are as follows:

      Combined - Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.

      Financed Proportionate - Includes that percentage of a licensee's operating results which equals the Company's ownership interests as well as the ownership interest held by affiliates of the Company that are financed by CIFC.

      Company Proportionate - Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.


                                                                    Three Months Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                          1994          1993            1994           1993           1994         1993
                                      --------------------------    --------------------------    ---------------------------
                                               COMBINED               FINANCED PROPORTIONATE         COMPANY PROPORTIONATE
                                      --------------------------    --------------------------    ---------------------------
MANAGED MARKETS

Revenues:
   Cellular service                   $ 15,249,447   $  9,345,550   $ 14,116,351   $  8,540,110   $ 10,836,227   $  6,393,342
   Roaming                               6,114,335      4,814,964      5,688,363      4,377,451      4,235,974      3,245,328
   Equipment sales                       1,334,860      1,242,394      1,231,894      1,132,738        908,800        814,185
                                      ------------   ------------   ------------   ------------   ------------   ------------
       Total revenues                   22,698,642     15,402,908     21,036,608     14,050,299     15,981,001     10,452,855
Cash costs and expenses:
   Cost of sales:
       Cellular service
          (including
          roaming)                       4,875,326      3,059,396      4,541,448      2,746,279      3,363,199      1,931,703
       Equipment sales                   1,420,682      1,317,058      1,297,791      1,197,520        979,067        865,758
   General and
       administrative                    6,209,792      4,916,152      5,836,160      4,507,947      4,355,150      3,242,670
   Marketing and selling                 6,948,939      4,236,351      6,429,721      3,872,100      4,880,725      2,892,345
                                      ------------   ------------   ------------   ------------   ------------   ------------
       Total cash costs
          and expenses                  19,454,739     13,528,957     18,105,120     12,323,846     13,578,141      8,932,476
                                      ------------   ------------   ------------   ------------   ------------   ------------
EBITDA                                $  3,243,903   $  1,873,951   $  2,931,488   $  1,762,453   $  2,402,860   $  1,520,379
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

Capital expenditures                   $14,706,543   $  2,378,212    $13,612,710   $  2,327,200    $11,183,821   $  1,561,086

Subscriber count                           114,918         69,228        105,486         63,388         78,977         45,993
Total markets                                   55             51             55             51             55             51



                                                                    Three Months Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                          1994          1993            1994           1993           1994         1993
                                      --------------------------    --------------------------    ---------------------------
                                               COMBINED               FINANCED PROPORTIONATE         COMPANY PROPORTIONATE
                                      --------------------------    --------------------------    ---------------------------
NONMANAGED MARKETS

Revenues:
   Cellular service
       (including roaming)             $17,999,182    $14,457,056   $  5,373,651   $  4,047,497   $  2,794,484   $  2,120,630
   Equipment sales                       1,025,132        648,129        295,068        187,546        168,063         99,889
                                      ------------   ------------   ------------   ------------   ------------   ------------
       Total revenues                   19,024,314     15,105,185      5,668,719      4,235,043      2,962,547      2,220,519
Cash costs and expenses:
   Cost of sales:
       Cellular service                  5,024,792      4,076,433      1,521,825      1,250,618        743,767        627,566
       Equipment sales                   1,630,015        857,351        454,486        255,675        259,924        135,259
   General and
       administrative                    3,246,167      3,521,110        971,725      1,039,154        511,130        559,021
   Marketing and selling                 4,555,302      2,824,527      1,355,037        796,648        694,336        390,668
                                      ------------   ------------   ------------   ------------   ------------   ------------
       Total cash costs
          and expenses                  14,456,276     11,279,421      4,303,073      3,342,095      2,209,157      1,712,514
                                      ------------   ------------   ------------   ------------   ------------   ------------
EBITDA                                $  4,568,038   $  3,825,764   $  1,365,646  $     892,948  $     753,390  $     508,005
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

Capital expenditures                  $  6,399,518   $  4,881,770   $  2,153,827   $  1,256,397   $  1,030,076  $     599,056

Subscriber count                            89,852         49,778         26,012         14,211         13,594          7,031
Total markets                                   39             32             39             32             39             32

Reconciliation From
   Company Proportionate
   EBITDA to Consolidated
   Net Loss

   Total proportionate
       EBITDA (managed
       and non-managed
       markets)                                                                                    $ 3,156,250    $ 2,028,384
   Proportionate
       depreciation and
       amortization                                                                                 (2,890,890)    (1,977,480)
   Proportionate interest
       expense                                                                                      (2,173,393)    (1,512,920)
   Equity in nonlicensee
       affiliates                                                                                   (1,154,462)    (1,142,018)
   Minority interests                                                                                 (613,679)      (391,582)
   Intercompany interest                                                                             1,521,070      1,057,321
   Amortization of license
       costs not owned by
       affiliates                                                                                     (525,259)      (422,180)
   Unallocated corporate
       expenses                                                                                       (941,807)      (815,153)
   Gains on sales of
       affiliates                                                                                       67,247        655,827
   Interest expense (net)
       and other                                                                                    (2,882,756)    (2,193,426)
                                                                                                   -----------    -----------
       Consolidated net loss                                                                       $(6,437,679)   $(4,713,227)
                                                                                                   -----------    -----------


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


                                                 Three Months Ended December 31,
                                                --------------------------------
                                                       1994           1993
                                                --------------------------------
Revenues:
    Cellular service (including roaming)           $ 25,178,365   $ 16,965,058
    Equipment sales                                   1,526,962      1,320,284
                                                   ------------   ------------

        Total revenues                               26,705,327     18,285,342

Cash costs and expenses:
    Cost of sales:
        Cellular service (including roaming)          6,063,273      3,996,897
        Equipment sales                               1,752,277      1,453,195
    General and administrative                        6,801,904      5,478,867
    Marketing and selling                             7,784,758      4,668,748
                                                   ------------   ------------

        Total operating expenses                     22,402,212     15,597,707
                                                   ------------   ------------
                                                   ------------   ------------

EBITDA                                                4,303,115      2,687,635
                                                   ------------   ------------

Cash interest expense (net)                          (1,261,807)    (1,406,224)

Capital expenditures                                (15,766,537)    (3,983,597)

Changes in operating assets and liabilities
    and other                                         5,162,132     (3,856,827)
                                                   ------------   ------------

             Cash used by financed cellular
                licensee affiliates                  (7,563,097)    (6,559,013)

Acquisition activity involving cash                  (1,550,000)    (8,118,960)

Nonlicensee cash corporate expenses                    (667,540)      (241,783)

Changes to long-term debt and equity                 13,082,918        614,770
                                                   ------------   ------------

Change in cash and short-term investments         $   3,302,281   $(14,304,986)
                                                   ------------   ------------
                                                   ------------   ------------


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


                              COMMNET CELLULAR INC. (Registrant)



Date:  May 25, 1995           By: /s/Daniel P. Dwyer
                                  -------------------------------------------
                                  Daniel P. Dwyer
                                  Executive Vice President, Treasurer & Chief
                                  Financial Officer



Date:  May 25, 1995           By: /s/Andrew J. Gardner
                                  -------------------------------------------
                                  Andrew J. Gardner
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)