Form 10-K/A
period 1994-09-30
COMMNET CELLULAR INC
filed 1995-06-16
CIK 787912

                                FORM 10-K/A No. 3

                                 _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

(Mark one)
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended:  SEPTEMBER 30, 1994

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                        Commission file number:  0-15056

                              COMMNET CELLULAR INC.
             (Exact name of registrant as specified in its charter)

                    COLORADO                         84-0924904
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


















      5990 GREENWOOD PLAZA BOULEVARD, SUITE 300, ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)
                                   (Zip Code)




                                  303/694-3234
              (Registrant's telephone number, including area code)






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
                                (Title of Class)





          Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------    -------


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


                                      Company           Affiliate(s)                           Net
  MSA or                            Interest in         Interest in          1993           Company
RSA Code (1)       State           Affiliate(s) (2)    Licensee (3)    Population (4)(9)     Pops (5)
- ------------   -------------       ----------------    ------------    -----------------     --------
MSAs:
141            Minnesota                49.00%           16.34% LP         229,336           18,362
185            Indiana                 100.00%           16.67% LP         169,124           28,193
241*(6)(7)     Colorado                 73.99%          100.00% GP         124,638           92,220
253*(6)(7)     Iowa                     74.50%          100.00% GP         117,652           87,651
267*(6)(7)     South Dakota            100.00%           51.00% GP         131,561           67,096
268*           Montana                  49.00%           90.00% GP         119,363           52,639
279            Maine                    33.33%           33.33% GP         103,417           11,488
289*(6)(7)     South Dakota            100.00%          100.00% GP         111,371          111,371
297*(6)(7)     Montana                 100.00%          100.00% GP          80,098           80,098
298*(6)(7)     North Dakota            100.00%           70.00% GP          86,977           60,884
                                                                         ---------          -------

Total MSA                                                                1,273,537          610,002


                                    Company          Affiliate(s)                          Net
  MSA or                          Interest in        Interest in         1993            Company
RSA Code (1)       State         Affiliate(s) (2)   Licensee (3)    Population (4)(9)     Pops (5)
- ------------   -------------     ----------------   ------------    -----------------     --------
RSAs:
348*(7)        Colorado             10.00%           100.00% GP           43,672            4,367
349*(6)(7)     Colorado             58.60%           100.00% GP           61,659           36,132
351*(6)(7)     Colorado             61.75%           100.00% GP           62,916           38,851
352*(6)(7)     Colorado             66.00%           100.00% GP           25,783           17,017
353*(6)(7)     Colorado            100.00%            75.00% GP           65,251           48,938
354*(7)        Colorado             61.75%            80.00% GP           44,328           21,898
355*(7)        Colorado             49.00%           100.00% GP           44,194           21,655
356*(7)        Colorado             49.00%           100.00% GP           27,259           13,357
389            Idaho                49.00%            50.00% LP           64,671           15,844
390            Idaho                49.00%            33.33% LP           15,485            2,529
392*(6)(7)     Idaho (B1)          100.00%           100.00% LP          134,315          134,315
393*(6)(7)     Idaho                91.64%           100.00% GP          280,569          257,113
415            Iowa                 49.00%            20.64% LP          155,247           15,701
416            Iowa                 49.00%            78.57% LP          108,129           41,629
417*(6)(7)     Iowa                100.00%           100.00% GP          152,597          152,597
419*           Iowa                 49.00%            91.67% GP           54,659           24,552
420*(6)(7)     Iowa                100.00%           100.00% GP           63,458           63,458
424            Iowa                 49.00%            30.00% LP           66,743            9,811
425*           Iowa                 49.00%            27.11% LP          108,426           14,403
426*(7)        Iowa                 52.65%            93.33% GP           84,932           41,734
427*(7)        Iowa                 53.64%            91.66% GP          102,773           50,530
428            Kansas              100.00%             3.07% LP           28,103              863
429            Kansas              100.00%             3.07% LP           31,121              955
430            Kansas              100.00%             3.07% LP           52,640            1,616
431            Kansas              100.00%             3.07% LP          129,852            3,986
432            Kansas              100.00%             3.07% LP          118,599            3,641
433            Kansas              100.00%             3.07% LP           20,138              618
434            Kansas              100.00%             3.07% LP           81,515            2,503
435            Kansas              100.00%             3.07% LP          126,535            3,885
436            Kansas              100.00%             3.07% LP           57,937            1,779
437            Kansas              100.00%             3.07% LP          104,942            3,222
438            Kansas              100.00%             3.07% LP           81,130            2,491
439            Kansas              100.00%             3.07% LP           42,198            1,295
440            Kansas              100.00%             3.07% LP           29,155              895
441            Kansas              100.00%             3.07% LP          171,226            5,257
442            Kansas              100.00%             3.07% LP          154,341            4,738
512            Missouri (B1)        49.00%            30.00% LP           76,061           11,181
523*(7)        Montana (B1)         49.00%           100.00% GP           66,841           32,752
523*(6)(7)     Montana (B2)        100.00%            98.76% GP           70,350           69,478
524*(6)(7)     Montana              61.75%           100.00% GP           37,386           23,086
525*(6)(7)     Montana              59.20%           100.00% GP           14,877            8,807
526*(6)(7)     Montana              59.20%           100.00% GP           39,843           23,587
527*(6)(7)     Montana              61.75%           100.00% GP          174,631          107,835
528*(6)(7)     Montana              61.75%           100.00% GP           63,009           38,908
529*(6)(7)     Montana              61.75%           100.00% GP           28,742           17,748
530*(6)(7)     Montana              61.75%           100.00% GP           83,488           51,554
531*(6)(7)     Montana              61.75%           100.00% GP           30,990           19,136
532*(6)(7)     Montana              61.75%           100.00% GP           19,431           11,999


                                    Company          Affiliate(s)                          Net
  MSA or                          Interest in        Interest in         1993            Company
RSA Code (1)       State         Affiliate(s) (2)   Licensee (3)    Population (4)(9)     Pops (5)
- ------------   -------------     ----------------   ------------    -----------------     --------

533            Nebraska             57.24%            25.52% LP           90,016           13,149
534            Nebraska             57.24%            25.52% LP           31,353            4,580
535            Nebraska             57.24%            25.52% LP           115,108          16,815
536            Nebraska             57.24%            25.52% LP           35,803            5,230
537            Nebraska             57.24%            25.52% LP          142,155           20,766
538            Nebraska             57.24%            25.52% LP          105,599           15,426
539            Nebraska             57.24%            25.52% LP           89,125           13,019
540            Nebraska             57.24%            25.52% LP           58,058            8,481
541            Nebraska             57.24%            25.52% LP           81,697           11,934
542            Nebraska             57.24%            25.52% LP           85,250           12,453
553            New Mexico           49.00%            33.33% LP          245,584           40,108
555            New Mexico           49.00%            25.00% LP           76,635            9,388
557            New Mexico           49.00%            33.33% LP           55,076            8,995
580*(6)(7)     North Dakota         52.14%           100.00% GP          102,513           53,450
581*(7)        North Dakota         49.00%           100.00% GP           60,131           29,464
582            North Dakota         49.00%            84.59% LP           91,629           37,979
583*           North Dakota         46.96%           100.00% GP           65,783           30,892
584*(6)(7)     North Dakota         61.75%           100.00% GP           49,671           30,672
611            Oregon              100.00%            25.00% LP(8)       177,438           44,360
634*(6)(7)     South Dakota         61.75%           100.00% GP           35,624           21,998
635*(6)(7)     South Dakota         56.29%           100.00% GP           22,563           12,701
636*(6)(7)     South Dakota         57.50%           100.00% GP           53,724           30,891
638*(6)(7)     South Dakota(B1)     82.99%           100.00% GP           16,443           13,646
638*(6)(7)     South Dakota(B2)     82.99%           100.00% GP            8,220            6,822
639*(6)(7)     South Dakota(B1)     60.66%           100.00% GP           33,390           20,254
639*(6)(7)     South Dakota(B2)     60.66%           100.00% GP            5,568            3,378
640*(6)(7)     South Dakota         64.49%           100.00% GP           65,549           42,273
641*(6)(7)     South Dakota         61.13%           100.00% GP           71,921           43,965
642*(7)        South Dakota         49.00%           100.00% GP           91,706           44,936
675*(6)(7)     Utah                100.00%           100.00% GP           51,727           51,727
676*(6)(7)     Utah                100.00%           100.00% GP           86,612           86,612
677*(6)(7)     Utah (B3)            74.50%           100.00% GP           37,966           28,285
678*(6)(7)     Utah                100.00%            80.00% GP           23,840           19,072
718*(6)(7)     Wyoming              66.00%           100.00% GP           46,896           30,951
719*(6)(7)     Wyoming              83.00%           100.00% GP           72,795           60,420
720*(6)(7)     Wyoming             100.00%           100.00% GP          145,382          145,382
                                                                      ----------        ---------

Total RSA                                                              6,330,697        2,550,720
                                                                      ----------        ---------
Total MSA and RSA                                                      7,604,234        3,160,722
                                                                      ----------        ---------
                                                                      ----------        ---------

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

          In an effort to provide comprehensive availability of mobile communications services to its subscribers, regardless of location throughout North America, the Company has entered into a distribution agreement with American Mobile Satellite Corporation ("AMSC"). AMSC holds an FCC construction permit to build and operate a mobile satellite service which will complement the existing terrestrial cellular system by providing mobile voice, fax and data communications in all areas not covered by cellular service. Subscribers will access AMSC's satellite through a cellular/satellite mobile phone which will route calls through the cellular network in those areas covered by cellular service and will process the call via satellite in the absence of cellular coverage. The agreement with AMSC is essentially a roaming arrangement that may add incremental value to certain customers in remote areas, but is not expected to have a material impact on the Company. AMSC anticipates its service will be available some time after a March 1995 launch date.


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

          The Company believes that a key competitive advantage in marketing its service is the large geographic area covered by the network. The seamless coverage being developed in the network is critical to marketing, as customers are attracted to the higher percentage of delivered calls that such coverage provides. Furthermore, the Company's "home rate follows" pricing allows customers to make calls from anywhere in the network without incurring additional daily fees or surcharges which usually occur when customers roam outside of their home market. Additionally, the Company uses the "Follow-Me-Roaming" service provided by GTE Telecommunication Services, Inc. ("GTE") which permits customers to receive calls in any market that is part of the Follow Me Roaming system without having to dial complicated access codes. The Company also offers discounted roaming prices, and expects to be able to offer enhanced services, in certain markets as a result of arrangements to link with certain adjacent markets managed by other carriers. See "Business -- The Company's Operations -- Network Construction and Operations." In addition, the Company offers toll-free calling statewide or across multiple states to its subscribers for a nominal monthly fee. In a majority of the Company's managed RSA markets, the Company was the first cellular system operator to provide service in the market, thereby affording a significant competitive advantage.

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

          Information regarding the number of subscribers to the RSA and MSA cellular systems managed by the Company is summarized by the following table:

                         Number of Managed                                 Quarterly
                         Operating Systems     Number of Subscribers   Subscriber Growth*
                         -----------------     ---------------------   -----------------

                         RSA    MSA    Total     RSA     MSA   Total
                         ---    ---    -----     ---     ---   -----

September 30, 1991       44      5      49     11,565   6,387  17,952        24.6%
December 31, 1991        44      5      49     14,307   7,271  21,578        20.2%
March 31, 1992           44      5      49     17,352   8,370  25,722        19.2%
June 30, 1992            44      5      49     20,901   9,825  30,726        19.5%
September 30, 1992       44      5      49     24,765  11,119  35,884        16.8%
December 31, 1992        44      7      51     29,450  15,931  45,381        26.5%
March 31, 1993           44      7      51     33,112  17,387  50,499        11.3%
June 30, 1993            44      7      51     37,514  19,375  56,889        12.7%
September 30, 1993       45      6      51     42,438  17,898  60,381        11.6%
December 31, 1993        47      7      54     49,097  21,857  70,954        14.7%
March 31, 1994           47      7      54     53,729  24,767  78,496        10.6%
June 30, 1994            47      7      54     60,792  27,894  88,686        13.0%
September 30, 1994       48      7      55     68,291  30,711  99,002        11.6%

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


                              COMMNET CELLULAR INC. (Registrant)




Date:  June 16, 1995          By:  /s/Daniel P. Dwyer
                                   ---------------------------------------
                                   Daniel P. Dwyer
                                   Executive Vice President, Treasurer & Chief
                                   Financial Officer



Date:  June 16, 1995          By:  /s/Andrew J. Gardner
                                   ---------------------------------------
                                   Andrew J. Gardner
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)