Form 10-Q/A
period 1995-03-31
COMMNET CELLULAR INC
filed 1995-06-16
CIK 787912

                                FORM 10-Q/A No. 1
                                 _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

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

                              COMMNET CELLULAR INC.
                           Form 10-Q - March 31, 1995






                                      INDEX




Part I                        Financial Information                        Page
- ------         ----------------------------------------------------       ------

Item 1         Financial Statements

                  Consolidated Condensed Balance Sheets -
                  March 31, 1995 and September 30, 1994                      1

               Consolidated Condensed Statements of Operations -
                  Three Months Ended March 31, 1995 and
                  March 31, 1994                                             3

               Consolidated Condensed Statement of Operations -
                  Six Months Ended March 31, 1995 and
                  March 31, 1994                                             4

               Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended March 31, 1995 and
                  March 31, 1994                                             5


               Notes to Consolidated Condensed Financial
                  Statements                                                 7

Item 2         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9


Part II                        Other Information
- -------        ----------------------------------------------------


Item 6         Exhibits and Reports on Form 8-K                             23

                              COMMNET CELLULAR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                 March 31,        September 30,
                  Assets                                           1995               1994
- --------------------------------------------                   -------------      -------------
                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                   $ 14,396,471        $  2,081,591
   Available-for-sale securities                                     11,553          21,198,698
   Accounts receivable, net of allowance for
      doubtful accounts of $2,614,854 and
      $2,677,124 at March 31, 1995 and
      September 30, 1994, respectively                           13,532,361          12,706,452
   Inventory and other                                            6,412,957           7,316,770
                                                               ------------        ------------

         Total current assets                                    34,353,342          43,303,511

Investment in and advances to affiliates                         57,063,587          61,908,761

Investment in cellular system equipment                          17,246,637           9,732,075

Property and equipment, at cost:
   Cellular system equipment                                     88,405,886          79,215,294
   Land, buildings and improvements                              19,511,990          17,361,917
   Furniture and equipment                                       15,999,645          14,796,494
                                                               ------------        ------------

                                                                123,917,521         111,373,705
   Less accumulated depreciation                                 37,663,361          31,455,978
                                                               ------------        ------------

      Net property and equipment                                 86,254,160          79,917,727

Other assets, less accumulated amortization of
   $27,559,574 and $25,979,913 at March 31,
   1995 and September 30, 1994, respectively:
      FCC licenses and filing rights                             90,203,145          80,458,461
      Deferred loan costs and other                               5,759,483           6,432,286
                                                               ------------        ------------

         Total other assets                                      95,962,628          86,890,747
                                                               ------------        ------------

                                                               $290,880,354        $281,752,821
                                                               ------------        ------------
                                                               ------------        ------------


                             See accompanying notes.
                                     - 1 -

                              COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)




                                                                March 31,         September 30,
   Liabilities and Stockholders' Equity                           1995                1994
- -------------------------------------------                   -------------       -------------
                                                               (unaudited)
Current liabilities:
   Accounts payable                                            $  7,057,169        $ 10,327,933
   Accrued liabilities                                            4,733,735           3,441,149
   Accrued interest                                               2,695,394           2,331,034
   Current portion of long-term debt                              1,090,870           1,090,870
   Obligation under capital leases due within one
      year                                                          467,798             588,025
                                                               ------------        ------------

         Total current liabilities                               16,044,966          17,779,011


Long-term debt:
   Secured bank financing                                        63,203,738          50,448,361
   Obligation under capital leases due after one                    620,138             785,082
      year
   11 3/4% senior subordinated discount notes                   119,617,285         112,979,725
   Convertible subordinated debentures                           79,697,000          79,700,000

Minority interests                                                3,872,665           4,154,175

Stockholders' equity:
   Preferred Stock, $.01 par value; 1,000,000
      shares authorized; no shares issued                                 -                   -
   Common Stock, $.001 par value; 40,000,000
      shares authorized; 11,953,959 and
      11,739,108 shares issued at March 31,
      1995 and September 30, 1994, respectively                      11,954              11,739
   Capital in excess of par value                               120,888,317         117,146,376
   Unrealized losses on available-for-sale
      securities                                                          -            (450,311)
   Accumulated deficit                                         (113,075,709)       (100,801,337)
                                                               ------------        ------------


      Total stockholders' equity                                  7,824,562          15,906,467
                                                               ------------        ------------

                                                               $290,880,354        $281,752,821
                                                               ------------        ------------
                                                               ------------        ------------


                             See accompanying notes.
                                     - 2 -

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                              For the three months ended
                                                                       ----------------------------------------
                                                                           March 31,              March 31,
                                                                             1995                   1994
                                                                       ----------------------------------------
Revenues:
   Cellular service                                                       $12,457,906            $ 8,241,763
   Roaming                                                                  4,343,964              2,843,890
   Equipment sales                                                          2,262,429              2,599,592
                                                                          -----------            -----------

                                                                           19,064,299             13,685,245

Costs and expenses:
   Cellular operations:
      Cost of cellular service                                              3,857,580              2,445,597
      Cost of equipment sales                                               2,444,340              2,246,390
      General and administrative                                            5,538,565              3,885,034
      Marketing and selling                                                 4,636,754              3,878,598
      Depreciation and amortization                                         3,504,070              2,395,545
      Write-down of property and equipment                                          -              1,472,902
   Corporate:
      General and administrative                                            1,801,849              1,681,050
      Depreciation and amortization                                           551,433                462,155
      Less amounts allocated to nonconsolidated
         affiliates                                                        (1,677,818)            (1,393,340)
                                                                          -----------            -----------


                                                                           20,656,773             17,073,931
                                                                          -----------            -----------

Operating loss                                                             (1,592,474)            (3,388,686)

Equity in net loss of affiliates                                           (1,653,944)            (1,902,945)
Minority interest in net income of consolidated affiliates                   (137,521)                     -
Gain on sales of affiliates and other                                               -              1,803,177
Interest expense                                                           (6,379,743)            (5,522,810)
Senior lender patronage income                                                763,843              1,164,053
Interest income                                                             3,163,146              3,276,675
                                                                          -----------            -----------

Net loss                                                                  $(5,836,693)           $(4,570,536)
                                                                          -----------            -----------
                                                                          -----------            -----------

Net loss per common share                                                 $     (0.49)           $     (0.39)
                                                                          -----------            -----------
                                                                          -----------            -----------

Weighted average shares outstanding                                        11,842,412             11,589,875
                                                                          -----------            -----------
                                                                          -----------            -----------




                             See accompanying notes.
                                     - 3 -

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                              For the six months ended
                                                                      -----------------------------------------
                                                                           March 31,              March 31,
                                                                             1995                   1994
                                                                      -----------------------------------------
Revenues:
   Cellular service                                                      $ 24,532,722           $ 15,356,656
   Roaming                                                                  8,977,812              6,495,465
   Equipment sales                                                          4,829,228              4,603,402
                                                                         ------------           ------------

                                                                           38,339,762             26,455,523

Costs and expenses:
   Cellular operations:
      Cost of cellular service                                              7,692,715              4,650,091
      Cost of equipment sales                                               5,072,459              4,501,358
      General and administrative                                           10,381,459              7,486,387
      Marketing and selling                                                10,088,444              7,103,814
      Depreciation and amortization                                         6,901,272              4,785,936
      Write-down of property and equipment                                          -              1,472,902
   Corporate:
      General and administrative                                            3,721,863              3,352,832
      Depreciation and amortization                                         1,128,096              1,098,360
      Less amounts allocated to nonconsolidated
         affiliates                                                        (3,232,688)            (2,886,174)
                                                                         ------------           ------------

                                                                           41,753,620             31,565,506
                                                                         ------------           ------------

Operating loss                                                             (3,413,858)            (5,109,983)

Equity in net loss of affiliates                                           (2,735,777)            (3,586,024)
Minority interest in net income of consolidated affiliates                   (261,004)                     -
Gain on sales of affiliates and other                                          67,247              2,459,004
Interest expense                                                          (12,650,585)           (11,024,345)
Senior lender patronage income                                                763,843              1,164,053
Interest income                                                             5,955,762              6,813,532
                                                                         ------------           ------------

Net loss                                                                 $(12,274,372)          $ (9,283,763)
                                                                         ------------           ------------
                                                                         ------------           ------------

Net loss per common share                                                $      (1.04)          $      (0.81)
                                                                         ------------           ------------
                                                                         ------------           ------------

Weighted average shares outstanding                                        11,792,419             11,414,210
                                                                         ------------           ------------
                                                                         ------------           ------------


                             See accompanying notes.
                                     - 4 -

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                              For the six months ended
                                                                      -----------------------------------------
                                                                           March 31,              March 31,
                                                                             1995                   1994
                                                                      -----------------------------------------
Operating activities:
   Net loss                                                              $(12,274,372)          $ (9,283,763)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Minority interest                                                       261,004                      -
      Depreciation and amortization                                         8,029,368              5,884,296
      Write-down of property and equipment                                          -              1,472,902
      Equity in net loss of affiliates                                      2,735,777              3,586,024
      Gains on sales of affiliates and other                                  (67,247)            (2,459,004)
      Loss on sale of available-for-sale securities                           221,598                      -
      Interest expense on 11 3/4% senior discount notes                     6,637,560              5,863,912
      CoBank patronage income                                                (534,690)              (814,837)
      Accrued interest on advances to affiliates                           (5,570,098)            (5,427,093)

Change in operating assets and liabilities, net of effects
   from consolidating acquired interests:
   Accounts receivable                                                        128,779             (3,886,535)
   Inventory and other                                                        904,908             (1,144,961)
   Accounts payable and accrued liabilities                                   (90,218)               329,713
   Accrued interest                                                           364,360             (1,822,327)
                                                                          -----------            ------------

      Net cash provided (used) by operating activities                        746,729             (7,701,673)

Investing activities:
   Purchase of available-for-sale securities                                  (11,553)           (13,485,157)
   Sale of available-for-sale securities                                   21,427,411              3,963,892
   Additions to investments in and advances to affiliates                  (2,426,811)            (2,188,547)
   Additions to investment in cellular system equipment                    (7,514,562)            (4,821,271)
   Additions to property and equipment                                    (12,528,606)            (6,330,624)
   Additions to other assets                                                  (14,396)                     -
   Proceeds from sales of interests in affiliates                           1,835,349              6,569,210
   Purchase of interests in affiliates, net of cash acquired
      and net of assets and liabilities recorded due to
      consolidation                                                        (2,439,005)           (10,420,426)
                                                                          -----------           ------------

         Net cash used by investing activities                             (1,672,173)           (26,712,923)



                             See accompanying notes.
                                     - 5 -

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)


                                                                              For the six months ended
                                                                      -----------------------------------------
                                                                           March 31,              March 31,
                                                                             1995                   1994
                                                                      -----------------------------------------
Financing activities:
   Proceeds from secured bank financing                                    13,408,742              2,680,780
   Payments of secured bank financing                                        (653,364)            (1,346,669)
   Reduction of obligation under capital leases                              (285,171)              (132,477)
   Issuance of Common Stock, net of offering costs                            770,117              1,433,959
                                                                         ------------           ------------

      Net cash provided by financing activities                            13,240,324              2,635,593
                                                                         ------------           ------------

Net increase (decrease) in cash and cash equivalents                       12,314,880            (31,779,003)

Cash and cash equivalents at beginning of period                            2,081,591             45,660,761
                                                                         ------------           ------------

Cash and cash equivalents at end of period                               $ 14,396,471           $ 13,881,758
                                                                         ------------           ------------
                                                                         ------------           ------------

Supplemental schedule of additional cash flow information and noncash activities:

   Cash paid during the six-month period for interest                    $  5,648,665           $  5,701,880

   Purchase of cellular system equipment through
      accounts payable                                                        620,286              1,323,215

   Purchases of interests in affiliates financed with
      Common Stock                                                          2,969,056              1,469,214

   Conversion of convertible subordinated debentures to
      Common Stock                                                              2,983             37,811,450



                             See accompanying notes.
                                     - 6 -

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

     4.   STOCKHOLDERS' EQUITY

          Changes to Common Stock during the six months ended March 31, 1995 were as follows:


                                          Common Stock          Capital in
                                 --------------------------      Excess of
                                     Shares         Amount       Par Value
                                 --------------------------   ---------------
Balance at September 30, 1994      11,739,108      $11,739     $117,146,376

Issuance of Common Stock:
   Aggregate shares issued in
      unrelated nonsignifi-
      cant acquisitions               120,418          121        2,968,935
   Exercise of options                 94,325           94          770,023
   Debenture conversion                   108            -            2,983
                                   ----------      -------     ------------

Balance at March 31, 1995          11,953,959      $11,954     $120,888,317
                                   ----------      -------     ------------
                                   ----------      -------     ------------

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

     Interest expense increased 16% from $5,523,000 for the quarter ended March 31, 1994 to $6,380,000 for the quarter ended March 31, 1995 due to higher accreted discount note and secured bank financing balances. Cash paid for interest increased 13% from $3,778,000 for the quarter ended March 31, 1994 to $4,260,000 for the quarter ended March 31, 1995.

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

ACQUISITIONS AND SALES

     In November 1994, the Company purchased an additional 5.97% interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis for approximately $450,000 in cash. In February 1995, the Company purchased an additional 3.37% interest in this corporation for 34,688 shares of the Company's Common Stock. In March 1995, the Company purchased an additional 2.57% interest in this corporation for 28,638 shares of the Company's Common Stock.

     In January 1995, the Company sold a wholly-owned subsidiary for approximately $86,000 which resulted in a loss of approximately $297,000.

     In January 1995, the Company transferred its 25% interest in one nonmanaged RSA market to a partner in that market pursuant to a judgment. The judgment is currently being appealed. The Company received approximately $1,699,000 upon transfer of the interest which resulted in a gain of approximately $497,000.

     In February 1995, the Company purchased additional interests ranging from 19% to 25% in eleven managed and one nonmanaged markets for approximately $1,259,000 in cash and the issuance of 49,738 shares of the Company's Common Stock.

     The Company has entered into an agreement to sell its 61.50% interest in Nebwest Cellular, Inc. which owns 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24.3 million which will result in a gain after tax of approximately $19.6 million. This transaction is expected to close during the third fiscal quarter of 1995.


     The Company has also entered into agreements to acquire the interests, which range from 20% to 51%, of one or more independent telephone companies in four entities which are affiliates of the Company for an aggregate purchase price of approximately $4,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist primarily of its obligations to fund capital and operating requirements of its affiliates and interest payments on its indebtedness. The Company historically has met these requirements through sales of debt and equity securities and through bank and vendor financing. Recently, positive operating income before depreciation and amortization ("EBITDA") has contributed to the funding of capital and operating needs.

     CIFC has entered into loan agreements ("Credit Agreements") pursuant to which CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems and to the Company for the construction and expansion of switches. As of March 31, 1995, the outstanding balance under the Credit Agreements was approximately $64,060,000. The Credit Agreements provide for interest at 1% over prime on variable-rate loans (10.0% at March 31, 1995) or 2.25% over the London Interbank Offered Rate ("LIBOR") on fixed-rate loans (8.84% at the six-month rate at March 31, 1995). The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

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




                                      Company        Affiliate(s)                            Net
MSA or                              Interest in      Interest in            1993           Company
RSA Code (1)        State         Affiliate(s)(2)    Licensee (3)    Population (4)(8)     Pops (5)
- ------------  -----------------  -----------------  --------------  -------------------   ----------
MSAs:
141              Minnesota             49.00%          16.34% LP           229,336          18,362
185              Indiana              100.00%          16.67% LP           169,124          28,193
241*(6)(7)       Colorado              73.99%         100.00% GP           124,638          92,220
253*(6)(7)       Iowa                  74.50%         100.00% GP           117,652          87,651
267*(6)(7)       South Dakota         100.00%          51.00% GP           131,561          67,096
268*(6)(7)       Montana               54.10%         100.00% GP           119,363          64,575
279              Maine                 33.33%          33.33% GP           103,417          11,488
289*(6)(7)       South Dakota         100.00%         100.00% GP           111,371         111,371
297*(6)(7)       Montana              100.00%         100.00% GP            80,098          80,098
298*(6)(7)       North Dakota         100.00%          70.00% GP            86,977          60,884
                                                                        ----------        --------

Total MSA                                                                1,273,537         621,938


                                     - 16 -






                                      Company        Affiliate(s)                            Net
MSA or                              Interest in      Interest in            1993           Company
RSA Code (1)        State         Affiliate(s)(2)    Licensee (3)    Population (4)(8)     Pops (5)
- ------------  -----------------  -----------------  --------------  -------------------   ----------
RSAs:
348*(7)          Colorado              10.00%         100.00% GP            43,672           4,367
349*(6)(7)       Colorado              58.60%         100.00% GP            61,659          36,132
351*(6)(7)       Colorado              61.75%         100.00% GP            62,916          38,851
352*(6)(7)       Colorado              66.00%         100.00% GP            25,783          17,017
353*(6)(7)       Colorado             100.00%         100.00% GP            65,251          65,251
354*(6)(7)       Colorado              69.40%         100.00% GP            44,328          30,764
355*(7)          Colorado              49.00%         100.00% GP            44,194          21,655
356*(7)          Colorado              49.00%         100.00% GP            27,259          13,357
389              Idaho                 49.00%          50.00% LP            64,671          15,844
390              Idaho                 49.00%          33.33% LP            15,485           2,529
392*(6)(7)       Idaho (B1)           100.00%         100.00% LP           132,888         132,888
393*(6)(7)       Idaho                 91.64%         100.00% GP           280,569         257,113
415              Iowa                  49.00%          20.64% LP           155,247          15,701
416              Iowa                  49.00%          78.57% LP           108,129          41,629
417*(6)(7)       Iowa                 100.00%         100.00% GP           152,597         152,597
419*             Iowa                  49.00%          91.67% GP            54,659          24,552
420*(6)(7)       Iowa                 100.00%         100.00% GP            63,458          63,458
424              Iowa                  49.00%          35.00% LP            66,743          11,446
425*             Iowa                  49.00%          27.11% LP           108,426          14,403
426*(7)          Iowa                  52.65%          93.33% GP            84,932          41,734
427*(7)          Iowa                  53.64%          91.66% GP           102,773          50,530
428(7)           Kansas               100.00%           3.07% LP            28,103             863
429(7)           Kansas               100.00%           3.07% LP            31,121             955
430(7)           Kansas               100.00%           3.07% LP            52,640           1,616
431(7)           Kansas               100.00%           3.07% LP           129,852           3,986
432(7)           Kansas               100.00%           3.07% LP           118,599           3,641
433(7)           Kansas               100.00%           3.07% LP            20,138             618
434(7)           Kansas               100.00%           3.07% LP            81,515           2,503
435(7)           Kansas               100.00%           3.07% LP           126,535           3,885
436(7)           Kansas               100.00%           3.07% LP            57,937           1,779
437(7)           Kansas               100.00%           3.07% LP           104,942           3,222
438(7)           Kansas               100.00%           3.07% LP            81,130           2,491
439(7)           Kansas               100.00%           3.07% LP            42,198           1,295
440(7)           Kansas               100.00%           3.07% LP            29,155             895
441(7)           Kansas               100.00%           3.07% LP           171,226           5,257
442(7)           Kansas               100.00%           3.07% LP           154,341           4,738
512              Missouri (B1)         49.00%          30.00% LP            76,061          11,181
523*(7)          Montana (B1)          49.00%         100.00% GP            66,841          32,752
523*(6)(7)       Montana (B2)         100.00%          98.76% GP            70,350          69,478
524*(6)(7)       Montana               61.75%         100.00% GP            37,386          23,086
525*(6)(7)       Montana               69.40%         100.00% GP            14,877          10,325
526*(6)(7)       Montana              100.00%         100.00% GP            39,843          39,843
527*(6)(7)       Montana               61.75%         100.00% GP           174,631         107,835
528*(6)(7)       Montana               61.75%         100.00% GP            63,009          38,908
529*(6)(7)       Montana               74.50%         100.00% GP            28,742          21,413
530*(6)(7)       Montana               61.75%         100.00% GP            83,488          51,554
531*(6)(7)       Montana              100.00%         100.00% GP            30,990          30,990
532*(6)(7)       Montana              100.00%         100.00% GP            19,431          19,431


                                     - 17 -






                                      Company        Affiliate(s)                            Net
MSA or                              Interest in      Interest in            1993           Company
RSA Code (1)        State         Affiliate(s)(2)    Licensee (3)    Population (4)(8)     Pops (5)
- ------------  -----------------  -----------------  --------------  -------------------   ----------
RSAs:
533              Nebraska              61.50%          25.52% LP            90,016          14,128
534              Nebraska              61.50%          25.52% LP            31,353           4,921
535              Nebraska              61.50%          25.52% LP           115,108          18,066
536              Nebraska              61.50%          25.52% LP            35,803           5,619
537              Nebraska              61.50%          25.52% LP           142,155          22,311
538              Nebraska              61.50%          25.52% LP           105,599          16,574
539              Nebraska              61.50%          25.52% LP            89,125          13,988
540              Nebraska              61.50%          25.52% LP            58,058           9,112
541              Nebraska              61.50%          25.52% LP            81,697          12,822
542              Nebraska              61.50%          25.52% LP            85,250          13,380
553              New Mexico            49.00%          33.33% LP           245,584          40,108
555              New Mexico            49.00%          25.00% LP            76,635           9,388
557              New Mexico            49.00%          33.33% LP            55,076           8,995
580*(6)(7)       North Dakota          52.76%         100.00% GP           102,513          54,086
581*(7)          North Dakota          49.00%         100.00% GP            60,131          29,464
582              North Dakota          49.00%          84.59% LP            91,629          37,979
583*(7)          North Dakota          49.00%         100.00% GP            65,783          32,234
584*(6)(7)       North Dakota          61.75%         100.00% GP            49,671          30,672
634*(6)(7)       South Dakota         100.00%         100.00% GP            35,624          35,624
635*(6)(7)       South Dakota          56.29%         100.00% GP            22,563          12,701
636*(6)(7)       South Dakota          57.50%         100.00% GP            53,724          30,891
638*(6)(7)       South Dakota (B1)    100.00%         100.00% GP            16,443          16,443
638*(6)(7)       South Dakota (B2)    100.00%         100.00% GP             8,220           8,220
639*(6)(7)       South Dakota (B1)     61.75%         100.00% GP            33,390          20,618
639*(6)(7)       South Dakota (B2)     61.75%         100.00% GP             5,568           3,438
640*(6)(7)       South Dakota          64.49%         100.00% GP            65,549          42,273
641*(6)(7)       South Dakota          61.13%         100.00% GP            71,921          43,965
642*(7)          South Dakota          49.00%         100.00% GP            91,706          44,936
675*(6)(7)       Utah                 100.00%         100.00% GP            51,727          51,727
676*(6)(7)       Utah                 100.00%         100.00% GP            86,612          86,612
677*(6)(7)       Utah (B3)             74.50%         100.00% GP            37,966          28,285
678*(6)(7)       Utah                 100.00%          80.00% GP            23,840          19,072
718*(6)(7)       Wyoming               66.00%         100.00% GP            46,896          30,951
719*(6)(7)       Wyoming              100.00%         100.00% GP            72,795          72,795
720*(6)(7)       Wyoming              100.00%         100.00% GP           145,382         145,382
                                                                         ---------       ---------
Total RSA                                                                6,151,832       2,614,138
                                                                         ---------       ---------
Total MSA and RSA                                                        7,425,369       3,236,076
                                                                         ---------       ---------
                                                                         ---------       ---------

_______________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the composite ownership interest held by the Company in the respective affiliate(s). Composite ownership by the Company in affiliate(s) of greater than 50% does not necessarily represent a controlling interest in any affiliate.


                                     - 18 -





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

SUBSCRIBER GROWTH TABLE

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                          Number of                    Estimated Population                        Number of
                      Operating Systems                of Operating Systems                       Subscribers
                     -------------------     ----------------------------------------     ----------------------------  Subscriber
                     Total   MSA    RSA        Total          MSA             RSA           Total      MSA       RSA      Growth
                     -----  -----  -----     ---------    ----------     ------------     --------   -------   -------  ----------
Sept. 30, 1987           0      0      0             0         0                0                0         0         0
Sept. 30, 1988           4      4      0       504,529    504,529 (1)           0              424       424         0
Sept. 30, 1989           4      4      0       500,804    500,804 (2)           0            1,362     1,362         0   221.23%
Sept. 30, 1990          18      4     14     1,687,481    500,804 (2)    1,186,677 (2)       6,444     3,513     2,931   373.13%
Sept. 30, 1991          49      5     44     3,509,779    566,722 (3)    2,943,057 (3)      17,952     6,387    11,565   178.58%
Sept. 30, 1992          49      5     44     3,509,779    566,722 (3)    2,943,057 (3)      35,884    11,119    24,765    99.89%
Sept. 30, 1993          50      6     44     3,665,758    644,526 (4)    3,021,232 (4)      60,381    17,898    42,483    68.27%
Sept. 30, 1994          55      7     48     3,906 063    771,660 (5)    3,134,403 (5)      99,002    30,711    68,291    63.96%
Dec. 31, 1994           55      7     48     3,904,636    771,660 (5)    3,132,976 (5)     114,918    34,702    80,216    16.08%
March 31, 1995          55      7     48     3,904,636    771,660 (5)    3,132,976 (5)     124,057    36,680    87,377     7.95%

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



                                                                Six Months Ended March 31,
                                  ----------------------------------------------------------------------------------------
                                      1995           1994           1995           1994           1995           1994
                                  ---------------------------  ----------------------------  -----------------------------
                                           Combined               Financed Proportionate         Company Proportionate
                                  ---------------------------  ----------------------------  -----------------------------
MANAGED MARKETS
Revenues:
   Cellular service               $30,632,634    $19,816,799    $28,487,884    $18,143,975    $22,018,537    $13,709,098
   Roaming                         11,741,508      8,752,626     10,985,625      7,860,799      8,256,246      5,849,634
   Equipment sales                  2,436,845      2,470,291      2,259,232      2,253,343      1,687,086      1,656,245
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total revenues               44,810,987     31,039,716     41,732,741     28,258,117     31,961,869     21,214,977

Cash costs and expenses:
   Cost of sales:
      Cellular service
         (including
         roaming)                   9,719,179      6,260,522      9,186,918      5,698,926      6,797,354      3,983,567
      Equipment sales               2,811,436      2,562,610      2,576,201      2,322,915      1,945,158      1,707,691
   General and
      administrative               12,923,156      9,964,834     12,131,513      9,105,600      9,333,603      6,597,336
   Marketing and selling           12,698,455      9,133,909     11,814,069      8,312,733      9,026,762      6,286,637
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total cash costs and
         expenses                  38,152,226     27,921,875     35,708,701     25,440,174     27,102,877     18,575,231
                                  -----------    -----------    -----------    -----------    -----------    -----------

EBITDA                            $ 6,658,761    $ 3,117,841    $ 6,024,040    $ 2,817,943    $ 4,858,992    $ 2,639,746
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------    -----------

Capital expenditures              $19,522,053    $ 6,390,983    $17,295,360    $ 6,249,889    $13,389,707    $ 4,594,056

Subscriber count                      124,057         78,496        114,834         70,909         87,518         53,040
Total markets                              55             54             55             54             55             54


                                                                Six Months Ended March 31,
                                 -----------------------------------------------------------------------------------------
                                      1995           1994           1995           1994           1995           1994
                                 ---------------------------   ---------------------------  ------------------------------
                                            Combined              Financed Proportionate         Company Proportionate
                                 ---------------------------   ---------------------------  ------------------------------
NONMANAGED MARKETS
Revenues:
   Cellular service
      (including roaming)         $35,592,108    $26,859,839    $10,628,092    $ 7,501,158    $ 5,543,288    $ 3,847,400
   Equipment sales                  2,934,029      1,659,317        853,782        511,062        490,090        268,936
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total revenues               38,526,137     28,519,156     11,481,874      8,012,220      6,033,378      4,116,336
Cash costs and expenses:
   Cost of sales:
      Cellular service             11,713,506     10,425,979      3,487,467      2,988,035      1,784,999      1,494,754
      Equipment sales               2,050,558       (124,750)       631,365         83,971        347,255         45,428
   General and
      administrative                7,457,553      6,849,097      2,219,846      2,063,582      1,660,914      1,103,100
   Marketing and selling           10,644,801      6,884,094      3,141,880      1,922,403      1,157,470        962,063
                                  -----------    -----------    -----------    -----------    -----------    -----------
      Total cash costs
         and expenses              31,866,418     24,034,420      9,480,558      7,057,991      4,950,638      3,605,345
                                  -----------    -----------    -----------    -----------    -----------    -----------
EBITDA                            $ 6,659,719    $ 4,484,736    $ 2,001,316    $   954,229    $ 1,082,740    $   510,991
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------    -----------

Capital expenditures              $18,885,247    $12,392,107    $ 6,159,696    $ 3,202,553    $ 3,230,609    $ 1,566,779

Subscriber count                      107,118         63,577         31,064         17,617         16,771          8,698
Total markets                              38             29             38             29             38             29


Reconciliation From
Company Proportionate
EBITDA to Consolidated
Net Loss

Total proportionate EBITDA
   (managed and
   nonmanaged markets)                                                                        $ 5,941,732    $ 3,150,737

Proportionate depreciation
   and amortization                                                                            (5,957,343)    (3,967,637)
Proportionate interest
   expense                                                                                     (4,477,732)    (3,107,183)
Equity in nonlicensee
   affiliates                                                                                  (2,613,204)    (2,241,252)
Minority interests                                                                             (1,145,423)    (1,096,388)
Intercompany interest                                                                           3,155,605      2,239,556
Amortization of license costs
   not owned by affiliats                                                                      (1,062,466)      (917,611)
Unallocated corporate expenses                                                                 (1,617,271)    (3,037,920)
Gain on sales of affiliats                                                                         67,247      2,459,004
Interest expense (net) and
   other                                                                                       (4,565,517)    (2,765,069)
                                                                                             ------------   ------------

Consolidated net loss                                                                        $(12,274,372)  $ (9,283,763)
                                                                                             ------------   ------------
                                                                                             ------------   ------------


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


                                                                   Six Months Ended March 31,
                                                            --------------------------------------
                                                                    1995                1994
                                                            --------------------------------------
Revenues:
   Cellular service (including roaming)                        $ 50,101,601        $ 33,505,932
   Equipment sales                                                3,113,014           2,764,405
                                                               ------------        ------------

         Total revenues                                          53,214,615          36,270,337

Cash costs and expenses:
   Cost of sales:
      Cellular service (including roaming)                       12,674,385           8,686,961
      Equipment sales                                             3,207,566           2,406,886
   General and administrative                                    14,351,359          11,169,182
   Marketing and selling                                         14,955,949          10,235,136
                                                               ------------        ------------

         Total operating expenses                                45,189,259          32,498,165
                                                               ------------        ------------

EBITDA                                                            8,025,356           3,772,172
                                                               ------------        ------------

Cash interest expense (net)                                      (5,648,665)         (5,701,880)

Capital expenditures, including corporate                       (21,677,941)         (8,966,599)

Changes in operating assets and liabilities and other              (966,191)         (9,306,713)
                                                               ------------        ------------

   Cash used by financed cellular licensee affiliates           (20,267,441)        (20,203,020)

Acquisition activity involving cash                                (603,656)         (3,851,216)

Nonlicensee cash corporate expenses                              (1,241,492)           (839,095)

Changes to long-term debt and equity                             13,240,324           2,635,593
                                                               ------------        ------------

Change in cash and short-term investments                      $ (8,872,265)       $(22,257,738)
                                                               ------------        ------------
                                                               ------------        ------------

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

                          COMMNET CELLULAR INC. (Registrant)


Date:  June 16, 1995      By: /s/Daniel P. Dwyer
                              --------------------------------------------------
                              Daniel P. Dwyer
                              Executive Vice President, Treasurer &
                              Chief Financial Officer





Date:  June 16, 1995      By: /s/Andrew J. Gardner
                              --------------------------------------------------
                              Andrew J. Gardner
                              Senior Vice President and Controller
                              (Principal Accounting Officer)