Form 10-Q
period 1995-06-30
COMMNET CELLULAR INC
filed 1995-08-14
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
   [_] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  June 30, 1995
                                         -------------

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      N/A
                 ----------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     ---------

The number of shares of the registrant's Common Stock outstanding as of August 9, 1995 was 13,290,350.

                             COMMNET CELLULAR INC.
                           Form 10-Q - June 30, 1995


                                     INDEX


Part I                 Financial Information                            Page
------          -------------------------------------------------       -----

Item 1          Financial Statements

                Consolidated Condensed Balance Sheets -
                  June 30, 1995 and September 30, 1994                     1

                Consolidated Condensed Statements of Operations -
                  Three Months Ended June 30, 1995 and
                  June 30, 1994                                            3

                Consolidated Condensed Statement of Operations -
                  Nine Months Ended June 30, 1995 and
                  June 30, 1994                                            4

                Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended June 30, 1995 and
                  June 30, 1994                                            5


                Notes to Consolidated Condensed Financial
                  Statements                                               7


Item 2          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9



Part II                       Other Information
------          -------------------------------------------------

Item 6          Exhibits and Reports on Form 8-K                          24

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                            June 30,     September 30,
                 Assets                       1995           1994
--------------------------------------    ------------   -------------
                                          (unaudited)

Current assets:
 Cash and cash equivalents                $ 22,770,627    $  2,081,591
 Available-for-sale securities                  15,653      21,198,698
 Accounts receivable, net of allowance
  for doubtful accounts of $1,874,236
  and $2,677,124 at June 30, 1995 and
  September 30, 1994, respectively          13,455,043      12,706,452
 Inventory and other                         5,436,237       7,316,770
                                          ------------    ------------
     Total current assets                   41,677,560      43,303,511

Investment in and advances to affiliates    59,258,184      61,908,761

Investment in cellular system equipment     15,636,115       9,732,075

Property and equipment, at cost:
 Cellular system equipment                  94,142,673      79,215,294
 Land, buildings and improvements           20,164,298      17,361,917
 Furniture and equipment                    16,730,690      14,796,494
                                          ------------    ------------

                                           131,037,661     111,373,705
 Less accumulated depreciation              40,265,260      31,455,978
                                          ------------    ------------

   Net property and equipment               90,772,401      79,917,727

Other assets, less accumulated
 amortization of $28,433,681  and
 $25,979,913 at June 30, 1995 and
 September 30, 1994, respectively:
     FCC licenses and filing rights         95,398,566      80,458,461
     Deferred loan costs and other           5,836,388       6,432,286
                                          ------------    ------------

     Total other assets                    101,234,954      86,890,747
                                          ------------    ------------

                                          $308,579,214    $281,752,821
                                          ============    ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                             June 30,     September 30,
  Liabilities and Stockholders' Equity         1995            1994
---------------------------------------   -------------   -------------
                                           (unaudited)

Current liabilities:
 Accounts payable                         $   9,383,295   $  10,327,933
 Accrued liabilities                          4,732,521       3,441,149
 Accrued interest                             4,259,738       2,331,034
 Current portion of long-term debt            3,846,787       1,090,870
 Obligation under capital leases due
  within one year                               388,602         588,025
                                          -------------   -------------

     Total current liabilities               22,610,943      17,779,011

Long-term debt:
 Secured bank financing                      70,201,100      50,448,361
 Obligation under capital leases due
  after one year                                535,909         785,082
 11 3/4% senior subordinated discount
  notes                                     123,096,970     112,979,725
 Convertible subordinated debentures         79,697,000      79,700,000

Minority interests                            4,349,967       4,154,175

Stockholders' equity:
 Preferred Stock, $.01 par value;
  1,000,000 shares authorized; no
  shares issued                                       -               -
 Common Stock, $.001 par value;
  40,000,000 shares authorized;
  12,099,677 and 11,739,108 shares
  issued at June 30, 1995 and September
  30, 1994, respectively                         12,100          11,739
 Capital in excess of par value             124,696,653     117,146,376
 Unrealized losses on
  available-for-sale securities                       -        (450,311)
 Accumulated deficit                       (116,621,428)   (100,801,337)
                                          -------------   -------------

   Total stockholders' equity                 8,087,325      15,906,467
                                          -------------   -------------

                                          $ 308,579,214   $ 281,752,821
                                          =============   =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           For the three months ended
                                           --------------------------
                                            June 30,       June 30,
                                              1995           1994
                                           --------------------------
Revenues:
 Cellular service                          $16,765,900    $10,063,708
 Foreign in-roaming                          5,315,723      3,269,866
 Equipment sales                             2,096,296      1,972,468
                                           -----------    -----------

                                            24,177,919     15,306,042

Costs and expenses:
 Cellular operations:
   Cost of cellular service                  4,530,628      1,993,859
   Cost of equipment sales                   2,724,081      2,093,139
   General and administrative                5,033,375      4,381,554
   Marketing and selling                     5,671,611      3,919,234
   Depreciation and amortization             3,873,823      2,635,751
   Write-down of property and equipment              -        419,519
 Corporate:
   General and administrative                1,798,463        899,818
   Depreciation and amortization               489,020        496,292
   Less amounts allocated to
    nonconsolidated                         (1,482,612)    (1,002,683)
     affiliates                            -----------    -----------

                                            22,638,389     15,836,483
                                           -----------    -----------

Operating income (loss)                      1,539,530       (530,441)

Equity in net loss of affiliates            (1,109,850)      (513,949)
Minority interest in net income of            (430,102)             -
 consolidated affiliates
Gain on sales of affiliates and other                -        767,008
Interest expense                            (6,793,647)    (5,655,105)
Interest income                              3,248,350      2,966,481
                                           -----------    -----------

Net loss                                   $(3,545,719)   $(2,966,006)
                                           ===========    ===========

Net loss per common share                  $     (0.29)   $     (0.25)
                                           ===========    ===========

Weighted average shares outstanding         12,020,337     11,695,849
                                           ===========    ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           For the nine months ended
                                          ---------------------------
                                            June 30,       June 30,
                                              1995           1994
                                          ---------------------------
Revenues:
 Cellular service                         $ 42,850,554   $ 27,132,208
 Foreign in-roaming                         12,740,543      8,003,278
 Equipment sales                             6,925,524      6,575,870
                                          ------------   ------------

                                            62,516,621     41,711,356

Costs and expenses:
 Cellular operations:
   Cost of cellular service                 12,222,283      6,593,741
   Cost of equipment sales                   7,796,540      6,594,497
   General and administrative               15,414,834     11,867,941
   Marketing and selling                    15,760,055     11,023,048
   Depreciation and amortization            10,775,095      7,421,687
   Write-down of property and equipment              -      1,892,421
 Corporate:
   General and administrative                5,520,326      4,252,650
   Depreciation and amortization             1,617,116      1,594,652
   Less amounts allocated to
    nonconsolidated
     affiliates                             (4,715,300)    (3,888,857)
                                          ------------   ------------

                                            64,390,949     47,351,780
                                          ------------   ------------

Operating loss                              (1,874,328)    (5,640,424)

Equity in net loss of affiliates            (3,845,627)    (4,099,973)
Minority interest in net income of
 consolidated affiliates                      (691,106)             -
Gain on sales of affiliates and other           67,247      3,226,012
Interest expense                           (19,444,232)   (16,679,450)
Senior lender patronage income                 763,843      1,164,053
Interest income                              9,204,112      9,780,013
                                          ------------   ------------

Net loss                                  $(15,820,091)  $(12,249,769)
                                          ============   ============

Net loss per common share                 $      (1.33)  $      (1.06)
                                          ============   ============

Weighted average shares outstanding         11,868,392     11,526,354
                                          ============   ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                           For the nine months ended
                                          ---------------------------
                                            June 30,       June 30,
                                              1995           1994
                                          ---------------------------
Operating activities:
 Net loss                                 $(15,820,091)  $(12,249,769)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Minority interest                           691,106              -
   Depreciation and amortization            12,392,211      9,016,339
   Write-down of property and equipment              -      1,892,421
   Equity in net loss of affiliates          3,845,627      4,099,973
   Gains on sales of affiliates and
    other                                      (67,247)    (3,226,012)
   Loss on sale of available-for-sale
    securities                                 221,598              -
   Interest expense on 11 3/4% senior
    discount notes                          10,117,245      8,968,138
   CoBank patronage income                    (534,690)      (814,837)
   Accrued interest on advances to
    affiliates                              (8,283,432)    (7,890,031)

Change in operating assets and
 liabilities, net of effects from
 consolidating acquired interests:
 Accounts receivable                           260,702     (3,070,518)
 Inventory and other                         1,881,628     (2,741,054)
 Accounts payable and accrued
  liabilities                                  788,867        480,458
 Accrued interest                            1,928,704       (456,484)
                                          ------------   ------------
   Net cash provided (used) by
    operating activities                     7,422,228     (5,991,376)

Investing activities:
 Purchase of available-for-sale
  securities                                   (15,653)   (15,900,959)
 Sale of available-for-sale securities      21,427,411     14,490,357
 Additions to investments in and
  advances to affiliates                    (6,153,629)    (2,561,041)
 Additions to investment in cellular
  system equipment                          (5,904,040)    (7,027,771)
 Additions to property and equipment       (18,275,600)   (14,741,088)
 Additions to other assets                    (126,513)             -
 Proceeds from sales of interests in
  affiliates                                 1,835,349      9,037,328
 Purchase of interests in affiliates,
  net of cash acquired and net of
  assets and liabilities recorded due
  to consolidation                          (2,448,341)   (10,612,054)
                                          ------------   ------------
       Net cash used by investing
        activities                          (9,661,016)   (27,315,228)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

                                           For the nine months ended
                                          ---------------------------
                                            June 30,       June 30,
                                              1995           1994
                                          ---------------------------
Financing activities:
 Proceeds from secured bank financing       23,514,452      2,860,662
 Payments of secured bank financing         (1,005,796)    (2,157,127)
 Reduction of obligation under capital
  leases                                      (448,596)      (172,926)
 Issuance of Common Stock, net of
  offering costs                               867,764      1,422,458
                                           -----------   ------------
   Net cash provided by financing
    activities                              22,927,824      1,973,067
                                           -----------   ------------
Net increase (decrease) in cash and
 cash equivalents                           20,689,036    (31,333,537)

Cash and cash equivalents at beginning
 of period                                   2,081,591     45,660,761
                                           -----------   ------------
Cash and cash equivalents at end of
 period                                    $22,770,627   $ 14,327,224
                                           ===========   ============

Supplemental schedule of additional
 cash flow information and noncash
 activities:

 Cash paid during the nine-month period
  for interest                             $ 7,398,283   $  6,855,423

 Purchase of cellular system equipment
  through accounts payable                   3,291,747      5,936,795


 Purchases of interests in affiliates
  financed with Common Stock                 6,679,891      2,761,552


 Conversion of convertible subordinated
  debentures to Common Stock                         -     37,811,450

                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1992, 1993 and 1994 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The results of operations for the nine months ended June 30, 1995 are not necessarily indicative of the results for a full year. Certain amounts relating to June 30, 1994 have been reclassified to correspond to the June 30, 1995 classification.

     2.   Short-term investments
          ----------------------

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

     3.   Business acquisitions and sales
          -------------------------------

          During the nine months ended June 30, 1995, the Company acquired interests in several markets. In certain of these transactions, the Company issued shares of its Common Stock. As a result of these transactions, capital increased by approximately $6,680,000 and other assets increased by approximately $5,904,000. In addition, the Company disposed of its independent telephone company and its interest in one nonmanaged market. As a result of these transactions, other assets decreased by approximately $989,000 and the Company recognized a net gain of approximately $200,000.

   4.    Stockholders' equity
         --------------------

         Changes to Common Stock during the nine months ended June 30, 1995 were as follows:

                                             Common Stock         Capital in
                                          -------------------     Excess of
                                            Shares    Amount      Par Value
                                          -------------------    ------------
Balance at September 30, 1994             11,739,108  $11,739    $117,146,376

Issuance of Common Stock:
 Aggregate shares issued in unrelated
  nonsignifi-cant acquisitions               258,586      259       6,679,632
 Exercise of options                         101,875      102         867,662
 Debenture conversion                            108        -           2,983
                                          ----------  -------    ------------

Balance at June 30, 1995                  12,099,677  $12,100    $124,696,653
                                          ==========  =======    ============

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1995, the Company has a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense is necessary.

     6.   Subsequent events
          -----------------

          On July 6, 1995, the Company issued $80,000,000 of 11 1/4% Subordinated Notes due 2005 ("Notes"). Interest on the Notes is payable on January 1 and July 1 of each year, commencing January 1, 1996. The Notes will mature on July 1, 2005 and will be redeemable at the option of the Company in whole or in part, at any time on or after July 1, 2000 at stated redemption prices. Proceeds received by the Company after fees and commissions were $77,400,000. The proceeds were used to call the Company's 6 3/4% Convertible Subordinated Debentures ("Debentures") for redemption. Of the $74,747,000 aggregate principal amount of the Debentures outstanding, $41,852,000 were redeemed and the balance of $32,895,000 were converted into 1,190,673 shares of the Company's Common Stock, resulting in net cash proceeds of $34,512,000.

          In July 1995, the Company sold its 61.50% interest in Nebwest Cellular, Inc. which owns 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24.3 million which resulted in a gain after tax of approximately $19.6 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

     Cellular systems typically experience losses and negative cash flow in their initial years of operation and, consistent with this pattern, the Company has incurred losses and negative cash flow since its inception. However, operating losses have declined recently as the Company's focus has shifted from construction and initial operation of cellular systems to increasing penetration and subscriber usage, and the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal year ended September 30, 1994 and the nine months ended June 30, 1995, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entitys ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entitys performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 45 markets, 44 of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended June 30, 1995. The results of operations of 42 markets, 40 of which were consolidated the entire quarter, are included in the consolidated results for the quarter ended June 30, 1994. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to June 30, 1994. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended June 30, 1995, 30 markets were accounted for under the equity method, compared to 35 such markets for the quarter ended June 30, 1994. Markets in which the Company's interest in the affiliate or the affiliate's interest in the licensee is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarter ended June 30, 1995, compared to three such markets for the quarter ended June 30, 1994.

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

Results of Operations
---------------------

     Three Months Ended June 30, 1995 and 1994. Cellular service revenues, including foreign in-roaming revenues, increased 66% from $13,334,000 for the quarter ended June 30, 1994 to $22,082,000 for the quarter ended June 30, 1995. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 40 during the quarter ended June 30, 1994 to 44 during the quarter ended June 30, 1995. Growth in subscribers accounted for 84% of the increase, and the number of consolidated markets accounted for 16% of the increase.
During the quarter, the Company reclassified intra-system roaming to cellular service revenue to more properly reflect revenues generated from Company customers as distinct from revenues generated from other carriers customers roaming into our managed network. Prior periods have been adjusted as well to allow for meaningful comparison. Foreign in-roaming revenues increased by 63% or $2,046,000 from $3,270,000 for the quarter ended June 30, 1994 to $5,316,000 for the quarter ended June 30, 1995 due to increased coverage in cellular markets. Foreign in-roaming revenues are expected to increase in the future as a result of industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including roaming revenues, decreased from $70 for the quarter ended June 30, 1994 to $68 for the quarter ended June 30, 1995, reflecting the benefit of declining prices to the consumer that is consistent with an overall industry trend. However, foreign in-roaming revenues per subscriber were essentially flat reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service increased as a percentage of service revenues from 15% for the quarter ended June 30, 1994 to 21% for the quarter ended June 30, 1995, primarily due to an increase in costs related to interconnect service offset by the difference between accrued and actual costs for interconnect services incurred prior to March 31, 1995.

     Cellular equipment revenues increased 6% from $1,972,000 for the quarter ended June 30, 1994 to $2,096,000 for the quarter ended June 30, 1995, primarily due to growth of the customer base. Cost of equipment sales increased 30% from $2,093,000 for the quarter ended June 30, 1994 to $2,724,000 for the quarter ended June 30, 1995. The larger loss on equipment sales is due to equipment promotions during June to stimulate subscriber growth. The Company may continue such promotions, however, reductions in other components of customer acquisition costs, such as advertising, would likely occur.

     General and administrative costs of cellular operations increased 15% from $4,382,000 for the quarter ended June 30, 1994 to $5,033,000 for the quarter ended June 30, 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 33% for the quarter ended June 30, 1994 to 23% for the quarter ended June 30, 1995. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 45% from $3,919,000 for the quarter ended June 30, 1994 to $5,672,000 for the quarter ended June 30, 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 11% from $498 for the quarter ended June 30, 1994 to $441 for the quarter ended June 30, 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its own retail presence to capitalize on retail trade while driving down commission costs. Results of this expansion are expected by the fourth fiscal quarter.

     Depreciation and amortization relating to cellular operations increased from $2,636,000 for the quarter ended June 30, 1994 to $3,874,000 for the quarter ended June 30, 1995, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the quarter ended June 30, 1994 were $393,000, which represented gross expenses of $1,396,000 less amounts allocated to nonconsolidated affiliates of $1,003,000. Corporate costs and expenses for the quarter ended June 30, 1995 were $805,000, which represented gross expenses of $2,288,000 less amounts allocated to nonconsolidated affiliates of $1,483,000. The increase in expenses and amounts allocated to nonconsolidated affiliates reflects an increase in general corporate activities.

     Equity in net loss of affiliates increased 116% from $514,000 for the quarter ended June 30, 1994 to $1,109,850 for the quarter ended June 30, 1995. The increase is due to increased losses in nonconsolidated affiliates. This trend is not expected to continue as affiliate losses are anticipated to decrease in the future.

     Interest expense increased 20% from $5,655,000 for the quarter ended June 30, 1994 to $6,794,000 for the quarter ended June 30, 1995 due to higher accreted discount note and secured bank financing balances. Cash paid for interest increased 52% from $1,154,000 for the quarter ended June 30, 1994 to $1,750,000 for the quarter ended June 30, 1995 reflecting a higher average secured bank financing balance.

     Interest income increased 10% from $2,966,000 for the quarter ended June 30, 1994 to $3,248,000 for the quarter ended June 30, 1995. The increase is related to an increase in note receivable balances from nonconsolidated affiliates.

     Nine Months Ended June 30, 1995 and 1994. Cellular service revenues, including foreign in-roaming revenues, increased 58% from $35,135,000 for the nine months ended June 30, 1994 to $55,591,000 for the nine months ended June 30, 1995. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire nine months from 38 during the nine months ended June 30, 1994 to 42 during the nine months ended June 30, 1995. Growth in subscribers accounted for 91% of the increase, and the number of consolidated markets accounted for 9% of the increase. During the quarter, the Company reclassified intra-system roaming to cellular service revenue to more properly reflect revenues generated from Company customers as distinct from revenues generated from other carriers' customers roaming into our managed network. Prior periods have been adjusted as well to allow for meaningful comparison. Foreign in-roaming revenues increased 59% or $4,738,000 from $8,003,000 to $12,741,000 due to increased coverage in cellular markets. Foreign in-roaming revenues are expected to increase in the future as a result of industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including roaming revenues, decreased from $71 for the nine months ended June 30, 1994 to $66 for the nine months ended June 30, 1995, reflecting the benefit of declining prices to the consumer that is consistent with an overall industry trend. However, foreign in-roaming revenues per subscriber were essentially flat reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service increased as a percentage of service revenues from 19% for the nine months ended June 30, 1994 to 22% for the nine months ended June 30, 1995, primarily due to an increase in costs related to interconnect service.

     Cellular equipment revenues increased 5% from $6,576,000 for the nine months ended June 30, 1994 to $6,926,000 for the nine months ended June 30, 1995, primarily due to growth of the customer base. Cost of equipment sales increased 18% from $6,594,000 for the nine months ended June 30, 1994 to $7,797,000 for the nine months ended June 30, 1995. The larger loss on equipment sales is due to equipment promotions during the second and third quarters of 1995 to stimulate subscriber growth. The Company expects to continue such promotions, however, reductions in other components of customer acquisition costs, such as advertising, would likely occur.

     General and administrative costs of cellular operations increased 30% from $11,868,000 for the nine months ended June 30, 1994 to $15,415,000 for the nine months ended June 30, 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 34% for the nine months ended June 30, 1994 to 28% for the nine months ended June 30, 1995. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 43% from $11,023,000 for the nine months ended June 30, 1994 to $15,760,000 for the nine months ended June 30, 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions, advertising costs and incremental sales staff. Marketing costs per net new subscriber decreased 11% from $550 for the nine months ended June 30, 1994 to $492 for the nine months ended June 30, 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its own retail presence to capitalize on retail trade while driving down commission costs. Results of this expansion are expected by the fourth fiscal quarter.

     Depreciation and amortization relating to cellular operations increased from $7,422,000 for the nine months ended June 30, 1994 to $10,775,000 for the nine months ended June 30, 1995, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the nine months ended June 30, 1994 were $1,958,000, which represented gross expenses of $5,847,000 less amounts allocated to nonconsolidated affiliates of $3,889,000. Corporate costs and expenses for the nine months ended June 30, 1995 were $2,422,000, which represented gross expenses of $7,137,000 less amounts allocated to nonconsolidated affiliates of $4,715,000. The increase in expenses and amounts allocated to nonconsolidated affiliates reflects an increase in general corporate activities.

     Equity in net loss of affiliates decreased 6% from $4,100,000 for the nine months ended June 30, 1994 to $3,846,000 for the nine months ended June 30, 1995. The decrease is principally attributable to decreasing losses in markets being accounted for under the equity method at June 30, 1995 compared to June 30, 1994 due to increasing penetration and subscriber usage. This has caused a consistent trend of improved operating results. In addition, equity in net loss of affiliates has decreased as fewer markets are being accounted for under the equity method.

     Interest expense increased 17% from $16,679,000 for the nine months ended June 30, 1994 to $19,444,000 for the nine months ended June 30, 1995 due to higher accreted discount note and secured bank financing balances. Cash paid for interest increased 8% from $6,855,000 for the nine months ended June 30, 1994 to $7,398,000 for the nine months ended June 30, 1995.

     The CoBank patronage distribution decreased 34% from $1,164,000 for the nine months ended June 30, 1994 to $764,000 for the nine months ended June 30, 1995. The decrease was due to lower average debt balances during the prior year which were used for patronage dividend calculation purposes.

     Interest income decreased 6% from $9,780,000 for the nine months ended June 30, 1994 to $9,204,000 for the nine months ended June 30, 1995. The decrease is primarily related to the increase in the number of markets consolidated for the nine months ended June 30, 1995, compared to the nine months ended June 30, 1994. Consolidation caused the interest earned on advances to the related affiliates to be eliminated as an intercompany transaction. Additionally, interest income for the nine months ended June 30, 1995 declined due to lower short-term investment balances.

Acquisitions and Sales
----------------------

     In November 1994, the Company purchased an additional 5.97% interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis for approximately $450,000 in cash. In February 1995, the Company purchased an additional 3.37% interest in this corporation for 34,688 shares of the Company's Common Stock. In March 1995, the Company purchased an additional 2.57% interest in this corporation for 28,638 shares of the Company's Common Stock. In July 1995, the Company sold its 61.50% interest in Nebwest Cellular, Inc. which owns 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24,300,000 which resulted in a gain after tax of approximately $19,600,000.

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

     In February 1995, the Company purchased additional interests ranging from 2% to 41% in eleven managed and one nonmanaged markets for approximately $1,259,000 in cash and the issuance of 49,738 shares of the Company's Common Stock.

     In May and June 1995, the Company acquired additional interests ranging from 17% to 51% in two managed markets and two nonmanaged markets for an aggregate of 138,168 shares of the Company's Common Stock.

     The Company has initiated discussions regarding possible acquisition of markets or interests in Iowa, Wyoming, North Dakota and Kansas. Such acquisitions will be pursued to the extent they enhance or extend the Company's network and increase shareholder value. Accordingly, there can be no assurance that any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $7,422,000 during the nine months ended June 30, 1995. This was primarily due to an increase to accrued interest and accounts payable of $2,718,000 and decreases of $1,882,000 to inventory and other. Additionally, a loss of $222,000 was recognized on the sale of available-for-sale securities during the first quarter. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

     Net cash used by investing activities was $9,661,000 for the nine months ended June 30, 1995. This was due primarily to the sale of available-for-sale securities which provided $21,427,000, offset by $18,276,000 required to fund the purchase of property and equipment, $5,904,000 to increase the investment in cellular system equipment and $6,154,000 used for additions to investments in and advances to affiliates.

     Net cash provided by financing activities was $22,928,000 for the nine months ended June 30, 1995. These proceeds include $23,514,000 of cash from incremental secured bank financing and $868,000 of cash from the issuance of Common Stock upon exercise of options.

Liquidity and Capital Resources
-------------------------------

     General. CommNet Cellular Inc. (referred to herein as the "parent company") is effectively a holding company and, accordingly, must rely on dividends, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of liquidity is the Credit Agreements, pursuant to which CoBank has agreed to lend up to $130,000,000 to CIFC generally to be reloaned by CIFC to the Company's affiliates for the construction, operation and expansion of cellular telephone systems. Of the $130,000,000, up to $57,100,000 was available to be borrowed by CIFC to be loaned to the Company for general corporate purposes, including capital expenditures, debt service and acquisitions. The Credit Agreements restrict the ability of the Company's affiliates and subsidiaries, a substantial number of which are consolidated for financial statement purposes, to make distributions to the parent company until such affiliates and subsidiaries have repaid all outstanding debt to CIFC. As a result, a substantial portion of the Company's consolidated cash flows and cash balances is not available to satisfy the parent companys capital and debt service requirements.

     The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital, debt service and certain potential acquisitions and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates. In addition to budgeted capital requirements, the Company is constantly evaluating the acquisition of additional cellular properties, and to the extent the Company consummates acquisitions not presently contemplated by the budget, additional capital will be required.

     As of June 30, 1995, the Company had unused commitments under the Credit Agreements of $56,297,000, of which approximately $38,000,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreements, at June 30, 1995 the Company, on a consolidated basis, had available $22,786,000 of cash and cash equivalents. On July 6, 1995, the Company issued $80,000,000 of 11 1/4% Subordinated Notes due 2005 ("Notes"). Proceeds received by the Company after fees and commissions were $77,400,000. The proceeds were used to call the Company's 6 3/4% Convertible Subordinated Debentures ("Debentures") for redemption. Of the $74,747,000 aggregate principal amount of the Debentures outstanding, $41,852,000 were redeemed and the balance of $32,895,000 were converted into 1,190,673 shares of the Company's Common Stock, providing net cash of $34,297,000. In addition, subsequent to June 30, 1995, the Company sold its Nebraska RSA interests for approximately $24,300,000 in cash. See "Acquisitions and Sales." $19,100,000 of these proceeds were used to repay borrowings from CoBank. The Company expects that substantially all of these funds will be available to fund parent company capital expenditures, debt service requirements and acquisitions, if any.

     On a consolidated basis, the Company's capital expenditures for the nine months ended June 30, 1995 were $27,471,000. The Company plans to make parent company capital expenditures and fund working capital and acquisition requirements for the balance of fiscal year 1995 and for fiscal year 1996 of $11,414,000 and $34,889,000, respectively, primarily for switch capacity and computer system upgrades. Capital expenditures, working capital, and other operating requirements of the Company's affiliates are expected to be $7,640,000 and $45,363,000 for the balance of fiscal 1995 and fiscal 1996, respectively, for working capital requirements, channel expansion and additional cell sites. CIFC anticipates it will require an additional $15,639,000 during calendar year 1996 for principal amortization of the Credit Agreements if the extension of the termination date of the Credit Agreements (as described in "The Credit Agreements") is not obtained. The Company believes operating cash flow, existing cash balances, borrowing availability under the Credit Agreements, cash proceeds from the issuance of the Notes net of the payments related to the redemption of the Debentures, and proceeds of the sale of the Nebraska RSA interests will be sufficient to meet the anticipated capital requirements of the parent company and the affiliates.

     The Company's near-term debt service requirements will consist of interest payments on the indebtedness incurred under the Credit Agreements, interest payments on the Company's 8.75% Convertible Senior Subordinated Notes and interest payments on the Notes. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the fourth quarter of fiscal year 1995 and for fiscal year 1996 will be $6,154,000, including the premium on the debentures redeemed July 1995, and $22,953,000, respectively. Revolving loan indebtedness outstanding under the Credit Agreements will be converted to term loan indebtedness at December 31, 1995 and will be amortized over the next five years. The Company is seeking to extend the termination date of the Credit Agreements to December 31, 1996. See "The Credit Agreements" below. If the extension is not obtained, the Company expects that principal amortization of $15,639,000 in respect of the Credit Agreements will be required during the course of the calendar year ending December 31, 1996. The Company believes operating cash flow, existing cash balances, borrowing availability under the Credit Agreements, cash proceeds from the issuance of the Notes net of the payments related to the redemption of the Debentures, and the proceeds of the sale of the Nebraska RSA interests will be sufficient to meet the anticipated debt service requirements of the Company at both the parent company level and on a consolidated basis.

     Although the Company believes that the foregoing sources of liquidity will be sufficient to meet budgeted capital expenditures and debt service requirements of the parent company and the affiliates, there can be no assurance that this will be the case. In particular, there can be no assurance that the Company will be able to extend the termination date of the Credit Agreements.
In such event, the Company believes it will be able to satisfy its capital expenditure and debt service requirements with unrestricted operating cash flow; however, the Company may be required to reduce discretionary capital spending. To the extent the Company's cash flow is not sufficient to satisfy such requirements, the Company will be required to raise funds through additional financings or asset sales.

     The Company continually evaluates the acquisition of cellular properties. Acquisitions are likely to require capital in addition to the budgeted capital requirements described above, and such requirements may in turn require the issuance of additional debt or equity securities. The Company's ability to finance the acquisition of additional cellular properties with debt financing may be constrained by certain restrictions contained in its existing debt instruments. In such event, the Company would be required to seek amendments to such instruments. There can be no assurance that such amendments could be obtained on terms acceptable to the Company.

     The Credit Agreements. Pursuant to the Credit Agreements, CoBank has agreed to loan up to $130,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems. In addition, as of June 30, 1995, approximately $38,000,000 of the $130,000,000 was available under the Credit Agreements to be borrowed by CIFC and loaned to the Company for general corporate purposes. As of June 30, 1995, the outstanding balance under the Credit Agreements was approximately $74,048,000. In July 1995, $19,100,000 of the balance was paid to CoBank from the proceeds of the sale of the Company's interest in the Nebraska RSAs. The Credit Agreements provide, at the Company's option, for interest at 1.00% over prime (10.00% at June 30, 1995) or 2.25% over LIBOR (8.33% at June 30, 1995).
The loans are secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has elected to fix interest rates on approximately $45,090,000 of its long-term debt payable to CoBank at rates ranging from 8.84% to 10.90%. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (9.00% at June 30, 1995). The weighted average interest rate of borrowings under the Credit Agreements, after giving effect to the swap, was 10.17% at June 30, 1995.

     The Credit Agreements prohibit the payment of cash dividends, limit the use of borrowings, prohibit any other senior borrowings, restrict expenditures for certain investments, require the maintenance of certain minimum levels of net worth, working capital, cash and operating cash flow and require the maintenance of certain liquidity, capitalization, debt, debt service and operating cash flow ratios. The requirements of the Credit Agreements were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet their requirements of the Credit Agreements. CoBank has sold participations in the Credit Agreements to two other financial institutions whose approval may be required for waivers or other amendments to the Credit Agreements requested by CIFC or the Company.

     CIFC and CoBank are negotiating to increase the facility under the Credit Agreements from the current $130,000,000 to $165,000,000. Of the increase of $35,000,000, $10,000,000 will be available for loans to affiliates of the Company to cover capital, operating and debt service requirements and $25,000,000 will be available to fund the acquisitions of additional cellular systems, subject to certain conditions. As a result of this increase request, CoBank has solicited potential participations in the facility from commercial banks. The facility will also be amended, among other things, to extend the termination date of the loans from December 31, 1995 to December 31, 1996, to reduce the principal amortization period from five to four years and to incorporate new financial covenants. The Company believes that it will be successful in obtaining the foregoing amendments to the Credit Agreements, although there can be no assurance that it will be able to do so. The Company also believes that if necessary it could refinance and replace the Credit Agreements with a secured bank facility provided by lenders other than CoBank. However, there can be no assurance that the Company would be able to secure any such facility.

                            SUPPLEMENTAL INFORMATION


     General. The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,314,000 net Company pops in 83 markets located in 14 states. These markets consist of 73 RSA markets having a total of 5,386,000 pops and 10 MSA markets having a total of 1,581,000 pops, of which the Company's interests represent 2,650,000 net Company pops and 664,000 net Company pops, respectively. The Company currently manages 56 of the 83 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 56 managed markets. The Company currently finances entities holding interests representing approximately 4,409,000 pops, of which 3,314,000 are included in net Company pops and 1,095,000 are attributable to parties other than the Company. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC") Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning eight states and represents approximately 4,221,000 pops and 3,011,000 net Company pops. As of June 30, 1995, the RSA and MSA managed markets had 100,439 and 39,798 subscribers, respectively. The Company has been significantly expanding radio signal coverage, with construction of 70 cell sites already complete in fiscal year 1995 and 16 additional cell sites expected to be completed by the end of the fiscal year. The Company expects that by September 30, 1995 radio signal coverage will reach 97% of the population within the managed markets and will reach 98% during fiscal year 1996. No significant expansion of radio signal coverage within the managed markets is contemplated thereafter; and, accordingly, the number of covered pops will be marginally lower than the number of total pops on a going-forward basis.

     Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of August 9, 1995, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

                                            Company       Affiliate(s)                        Net
   MSA or                                 Interest in     Interest in        1994           Company
RSA Code (1)          State             Affiliate(s) (2)  Licensee (3)  Population (4)(8)   Pops (5)
------------  ------------------------  ----------------  ------------  -----------------  ----------
MSAs:
141           Minnesota                      49.00%         16.34% LP         243,518         19,498
185           Indiana                       100.00%         16.67% LP         170,313         28,391
241*(6)(7)    Colorado                       73.99%        100.00% GP         127,299         94,189
253*(6)(7)    Iowa                           74.50%        100.00% GP         118,105         87,988
267*(6)(7)    South Dakota                  100.00%         51.00% GP         133,987         68,333
268*(6)(7)    Montana                        54.10%        100.00% GP         122,871         66,473
279           Maine                          33.33%         33.33% GP         380,973         42,322
289*(6)(7)    South Dakota                  100.00%        100.00% GP         113,831        113,831
297*(6)(7)    Montana                       100.00%        100.00% GP          81,938         81,938
298*(6)(7)    North Dakota                  100.00%         70.00% GP          87,835         61,485
                                                                            ---------      ---------

Total MSA                                                                   1,580,670        664,448

                                            Company       Affiliate(s)                        Net
   MSA or                                 Interest in     Interest in        1994           Company
RSA Code (1)          State             Affiliate(s) (2)  Licensee (3)  Population (4)(8)   Pops (5)
------------  ------------------------  ----------------  ------------  -----------------  ----------
RSAs:
348*(7)       Colorado                       10.00%        100.00% GP        45,211             4,521
349*(6)(7)    Colorado                       58.60%        100.00% GP        63,315            37,103
351*(6)(7)    Colorado                       61.75%        100.00% GP        65,026            40,154
352*(6)(7)    Colorado                       66.00%        100.00% GP        26,890            17,747
353*(6)(7)    Colorado                      100.00%        100.00% GP        68,119            68,119
354*(6)(7)    Colorado                       69.40%        100.00% GP        45,689            31,708
355*(7)       Colorado                       49.00%        100.00% GP        45,026            22,063
356*(7)       Colorado                       49.00%        100.00% GP        27,671            13,559
389           Idaho                         100.00%         50.00% LP        66,552            33,276
390           Idaho                         100.00%         33.33% LP        15,911             5,303
392*(6)(7)    Idaho (B1)                    100.00%        100.00% LP       136,677           136,677
393*(6)(7)    Idaho                          91.64%        100.00% GP       288,252           264,154
415           Iowa                           49.00%         20.64% LP       155,924            15,770
416           Iowa                           49.00%         78.57% LP       108,063            41,603
417*(6)(7)    Iowa                          100.00%        100.00% GP       152,917           152,917
419*          Iowa                           49.00%         91.67% GP        54,653            24,549
420*(6)(7)    Iowa                          100.00%        100.00% GP        63,395            63,395
424           Iowa                           49.00%         35.00% LP        66,706            11,440
425*          Iowa                           49.00%         27.11% LP       107,924            14,337
426*(7)       Iowa                           52.65%         93.33% GP        85,106            41,820
427*(7)       Iowa                           53.64%         91.66% GP       102,917            50,601
428(7)        Kansas                        100.00%          3.07% LP        28,006               860
429(7)        Kansas                        100.00%          3.07% LP        31,188               957
430(7)        Kansas                        100.00%          3.07% LP        52,587             1,614
431(7)        Kansas                        100.00%          3.07% LP       127,201             3,905
432(7)        Kansas                        100.00%          3.07% LP       121,351             3,725
433(7)        Kansas                        100.00%          3.07% LP        20,183               620
434(7)        Kansas                        100.00%          3.07% LP        81,665             2,507
435(7)        Kansas                        100.00%          3.07% LP       127,567             3,916
436(7)        Kansas                        100.00%          3.07% LP        58,095             1,784
437(7)        Kansas                        100.00%          3.07% LP       105,951             3,253
438(7)        Kansas                        100.00%          3.07% LP        81,692             2,508
439(7)        Kansas                        100.00%          3.07% LP        42,526             1,306
440(7)        Kansas                        100.00%          3.07% LP        28,891               887
441(7)        Kansas                        100.00%          3.07% LP       172,162             5,285
442(7)        Kansas                        100.00%          3.07% LP       155,265             4,767
512           Missouri (B1)                  49.00%         30.00% LP        76,931            11,309
523*(6)(7)    Montana (B1)                  100.00%        100.00% GP        68,744            68,744
523*(6)(7)    Montana (B2)                  100.00%         98.76% GP        72,353            71,456
524*(6)(7)    Montana                        61.75%        100.00% GP        37,972            23,448
525*(6)(7)    Montana                        69.40%        100.00% GP        15,058            10,450
526*(6)(7)    Montana                       100.00%        100.00% GP        39,999            39,999
527*(6)(7)    Montana                       100.00%        100.00% GP       180,555           180,555
528*(6)(7)    Montana                        61.75%        100.00% GP        64,321            39,718
529*(6)(7)    Montana                        74.50%        100.00% GP        29,807            22,206
530*(6)(7)    Montana                        61.75%        100.00% GP        85,945            53,071
531*(6)(7)    Montana                       100.00%        100.00% GP        31,508            31,508
532*(6)(7)    Montana                       100.00%        100.00% GP        19,628            19,628

                                            Company       Affiliate(s)                        Net
   MSA or                                 Interest in     Interest in        1994           Company
RSA Code (1)          State             Affiliate(s) (2)  Licensee (3)  Population (4)(8)   Pops (5)
------------  ------------------------  ----------------  ------------  -----------------  ----------
RSAs:
553*          New Mexico                     49.00%         33.33% LP         251,919          41,143
555           New Mexico                     49.00%         25.00% LP          78,980           9,675
557           New Mexico                     49.00%         33.33% LP          56,850           9,285
580*(6)(7)    North Dakota                   52.76%        100.00% GP         101,590          53,599
581*(7)       North Dakota                   49.00%        100.00% GP          59,678          29,242
582           North Dakota                   49.00%         84.59% LP          90,940          37,694
583*(7)       North Dakota                   49.00%        100.00% GP          65,368          32,030
584*(6)(7)    North Dakota                   61.75%        100.00% GP          48,986          30,249
634*(6)(7)    South Dakota                  100.00%        100.00% GP          36,122          36,122
635*(6)(7)    South Dakota                   56.29%        100.00% GP          22,501          12,666
636*(6)(7)    South Dakota                   57.50%        100.00% GP          53,892          30,988
638*(6)(7)    South Dakota (B1)             100.00%        100.00% GP          16,774          16,774
638*(6)(7)    South Dakota (B2)             100.00%        100.00% GP           8,385           8,385
639*(6)(7)    South Dakota (B1)              61.75%        100.00% GP          33,501          20,687
639*(6)(7)    South Dakota (B2)              61.75%        100.00% GP           5,586           3,449
640*(6)(7)    South Dakota                   64.49%        100.00% GP          65,711          42,377
641*(6)(7)    South Dakota                   61.13%        100.00% GP          71,915          43,962
642*(7)       South Dakota                   49.00%        100.00% GP          92,384          45,268
675*(6)(7)    Utah                          100.00%        100.00% GP          53,271          53,271
676*(6)(7)    Utah                          100.00%        100.00% GP          91,208          91,208
677*(6)(7)    Utah (B3)                      74.50%        100.00% GP          38,644          28,790
678*(6)(7)    Utah                          100.00%         80.00% GP          23,676          18,941
718*(6)(7)    Wyoming                        66.00%        100.00% GP          47,112          31,094
719*(6)(7)    Wyoming                       100.00%        100.00% GP          73,641          73,641
720*(6)(7)    Wyoming                       100.00%        100.00% GP         148,567         148,567
                                                                            ---------       ---------

Total RSA                                                                   5,386,296       2,649,909
                                                                            ---------       ---------
Total MSA and RSA                                                           6,966,966       3,314,357
                                                                            =========       =========

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the composite ownership interest held by the Company in the respective affiliate(s). Composite ownership by the Company in affiliate(s) of greater than 50% does not necessarily represent a controlling interest in any affiliate.
(3) Represents the composite ownership interest of the Company's affiliate(s) in the licensee for a cellular telephone system in the respective market. Composite ownership by affiliate(s) in a licensee of greater than 50% does not necessarily represent a controlling interest in such licensee. GP indicates that at least one affiliate has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has a limited partner or minority interest.
(4)  Derived from the Strategic Marketing, Inc. 1994 population estimates.
(5) Net Company Pops represents Company interest in affiliate(s) multiplied by affiliate(s) interest in licensee multiplied by 1994 population.
(6) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.

(7) The Company's interest in these markets is held, in whole or in part, directly in the licensee.
(8) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                       Number of                Estimated Population                          Number of
                   Operating Systems            of Operating Systems                         Subscribers
                  -------------------   -------------------------------------        ----------------------------    Subscriber
                  Total   MSA     RSA     Total        MSA             RSA            Total      MSA        RSA        Growth
                  -----   ---     ---   ---------    -------        ---------        -------    ------    -------    ----------
Sept. 30, 1987      0      0       0            0          0                0              0         0          0
Sept. 30, 1988      4      4       0      504,529    504,529 (1)            0            424       424          0
Sept. 30, 1989      4      4       0      500,804    500,804 (2)            0          1,362     1,362          0      221.23%
Sept. 30, 1990     18      4      14    1,687,481    500,804 (2)    1,186,677 (2)      6,444     3,513      2,931      373.13%
Sept. 30, 1991     49      5      44    3,509,779    566,722 (3)    2,943,057 (3)     17,952     6,387     11,565      178.58%
Sept. 30, 1992     49      5      44    3,509,779    566,722 (3)    2,943,057 (3)     35,884    11,119     24,765       99.89%
Sept. 30, 1993     50      6      44    3,665,758    644,526 (4)    3,021,232 (4)     60,381    17,898     42,483       68.27%
Sept. 30, 1994     55      7      48    3,906 063    771,660 (5)    3,134,403 (5)     99,002    30,711     68,291       63.96%
Dec. 31, 1994      55      7      48    3,904,636    771,660 (5)    3,132,976 (5)    114,918    34,702     80,216       16.08%
March 31, 1995     55      7      48    3,904,636    771,660 (5)    3,132,976 (5)    124,057    36,680     87,377        7.95%
June 30, 1995      56      7      49    4,220,975    785,866 (6)    3,435,109 (6)    140,237    39,798    100,439       13.04%

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.

     The following table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally interests of more than 50%), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting results in the same net income as consolidation; however, the net operating results are reflected on one line below operating income. Operating activity related to interests accounted for under the cost method are not reflected at all in a GAAP operating statement.


                                                                  Nine Months Ended June 30,
                                 --------------------------------------------------------------------------------------------
                                    1995            1994            1995           1994             1995             1994
                                 ---------------------------     ---------------------------     ----------------------------
                                         Combined (1)            Financed Proportionate (2)       Company Proportionate (3)
                                 ---------------------------     ---------------------------     ----------------------------
MANAGED MARKETS (4)

Revenues:
 Cellular service                $52,773,711     $36,188,412     $49,173,892     $33,090,548     $38,284,437      $25,294,651
 Foreign in-roaming               16,074,448       9,931,050      15,119,715       8,996,089      11,375,517        6,619,589
 Equipment sales                   3,640,638       3,642,557       3,380,816       3,324,518       2,596,621        2,463,198
                                 -----------     -----------     -----------     -----------     -----------      -----------
  Total revenues                  72,488,797      49,762,019      67,674,423      45,411,155      52,256,575       34,377,438
Cash costs and expenses:
 Cost of sales:
  Cellular service
    (including
    roaming)                      15,101,175       8,540,576      14,297,659       7,850,433      10,709,089        5,593,966
  Equipment sales                  4,702,530       3,956,914       4,345,212       3,605,556       3,339,079        2,676,407
 General and
   administrative                 18,992,387      15,577,182      17,836,210      14,276,439      13,810,217       10,690,083
 Marketing and selling            19,317,254      14,014,667      18,064,384      12,790,841      13,933,739        9,815,249
                                 -----------     -----------     -----------     -----------     -----------      -----------
  Total cash costs and
    expenses                      58,113,346      42,089,339      54,543,465      38,523,269      41,792,124       28,775,705
                                 -----------     -----------     -----------     -----------     -----------      -----------
EBITDA                           $14,375,451     $ 7,672,680     $13,130,958     $ 6,887,886     $10,464,451      $ 5,601,733
                                 ===========     ===========     ===========     ===========     ===========      ===========

Capital expenditures             $25,973,369     $25,046,749     $23,354,659     $24,849,287     $19,195,070      $20,974,289

Subscriber count                     139,057          88,686         128,959          80,846          99,748           61,393
Total markets                             55              54              55              54              55               54

NONMANAGED MARKETS

Revenues:
 Cellular service
  (including roaming)            $47,422,936     $36,711,439     $14,210,742     $10,506,238     $ 7,516,783      $ 5,299,981
 Equipment sales                   4,062,510       2,232,816       1,180,870         674,645         687,842          356,997
                                 -----------     -----------     -----------     -----------     -----------      -----------
  Total revenues                  51,485,446      38,944,255      15,391,612      11,180,883       8,204,625        5,656,978
Cash costs and expenses:
 Cost of sales:
  Cellular service                15,316,475      13,314,498       4,706,322       3,915,782       2,458,942        1,932,233
  Equipment sales                  3,675,621         627,790       1,094,826         307,246         619,478          159,260
 General and
  administrative                  10,091,300       9,363,759       3,024,073       2,848,131       1,609,567        1,497,393
 Marketing and selling            14,598,890       9,467,097       4,280,052       2,728,228       2,310,459        1,340,125
                                 -----------     -----------     -----------     -----------     -----------      -----------
  Total cash costs
    and expenses                  43,682,286      32,773,144      13,105,273       9,799,387       6,998,446        4,929,011
                                 -----------     -----------     -----------     -----------     -----------      -----------
EBITDA                           $ 7,803,160     $ 6,171,111     $ 2,286,339     $ 1,381,496     $ 1,206,179      $   727,967
                                 ===========     ===========     ===========     ===========     ===========      ===========

Capital expenditures             $26,125,370     $15,326,381     $ 8,216,247     $ 4,584,953     $ 4,700,244      $ 2,258,018

Subscriber count                     100,142          71,769          28,550          20,730          16,150           10,079
Total markets                             38              26              38              26              38               26



                                                                     Nine Months Ended June 30,
                                                                   ------------------------------
                                                                      1995              1994
                                                                   ------------------------------
Reconciliation From Company Proportionate EBITDA
  to Consolidated Reporting
Total proportionate EBITDA (managed and nonmanaged markets)        $ 11,670,630       $  6,329,700
Proportionate depreciation and amortization                          (9,245,543)        (6,268,925)
Proportionate interest expense                                       (6,790,461)        (4,959,238)
Proportionate write-down of cellular system equipment                         -         (1,355,932)
Equity in nonlicensee affiliates                                     (4,094,830)        (3,128,567)
Minority interests                                                   (1,045,891)        (1,154,581)
Intercompany interest                                                 4,940,267          3,527,411
Amortization of license costs not owned by affiliates                (1,645,832)        (1,421,793)
Unallocated corporate expenses                                       (2,422,142)        (2,149,683)
Gain on sales of affiliates                                              67,247          3,226,012
Interest expense (net) and other                                     (7,253,536)        (4,894,173)
                                                                   ------------       ------------
Consolidated net loss                                              $(15,820,091)      $(12,249,769)
                                                                   ============       ============

_______________
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.
(4) Excludes the operations and subscribers of the NM-1 RSA. Were NM-1 included, subscriber count would be 140,237 and total markets would be 56. However, revenues, expenses and net income would not differ significantly since management of the NM-1 market commenced late in the quarter.

     The following table presents "Financed Proportionate" operating results and other cash activity of the cellular licensees in which the Company holds an interest, as well as incremental cash activity of the Company. Financed Proportionate activity represents cash flows that are allocable to the Company which, when received, will be used to pay the Company's obligations to CoBank.


                                                              Nine Months Ended June 30,
                                                             -----------------------------
                                                                 1995             1994
                                                             -----------------------------
Revenues:
 Cellular service (including roaming)                        $ 78,504,349     $ 52,592,875
 Equipment sales                                                4,561,686        3,999,163
                                                             ------------     ------------

     Total revenues                                            83,066,035       56,592,038

Cash costs and expenses:
 Cost of sales:
   Cellular service (including roaming)                        19,003,981       11,766,215
   Equipment sales                                              5,440,038        3,912,802
 General and administrative                                    20,860,283       17,124,570
 Marketing and selling                                         22,344,436       15,519,069
                                                             ------------     ------------

     Total operating expenses                                  67,648,738       48,322,656
                                                             ------------     ------------

EBITDA                                                         15,417,297        8,269,382
                                                             ------------     ------------

Cash interest expense (net)                                    (7,398,283)      (6,855,423)

Capital expenditures, including corporate                     (26,080,154)     (25,137,680)

Changes in operating assets and liabilities and other          (9,559,040)      (8,108,625)
                                                             ------------     ------------

Cash used by financed cellular licensee affiliates            (27,620,180)     (31,832,346)

Acquisition activity involving cash                              (612,992)      (1,574,726)

Nonlicensee cash corporate expenses                            (1,868,535)      (1,279,689)

Changes to long-term debt and equity                           29,607,698        4,763,826
                                                             ------------     ------------

Change in cash and short-term investments                    $   (494,009)    $(29,922,935)
                                                             ============     ============

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 1995:

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMNET CELLULAR INC. (Registrant)



Date:  August 14, 1995         By:  /s/ Daniel P. Dwyer
                                    -----------------------------------------
                                    Daniel P. Dwyer
                                    Executive Vice President, Treasurer &
                                    Chief Financial Officer



Date:  August 14, 1995         By:  /s/ Andrew J. Gardner
                                    -----------------------------------------
                                    Andrew J. Gardner
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)