Form 10-K
period 1995-09-30
COMMNET CELLULAR INC
filed 1995-12-28
CIK 787912

                                   FORM 10-K
                                 _____________

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 _____________

(Mark one)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended:  September 30, 1995
                                      ------------------

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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                               (Title of Class)
                        Preferred Stock Purchase Rights
                               (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No _____
                                              -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 19, 1995 was $268,201,697.

     The number of shares of the registrant's common stock outstanding as of December 19, 1995 was 13,470,354.

                                    PART I


Item 1.   Business.

(a)       General Development of Business.
          -------------------------------

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

          The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,315,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,260,000 pops and 10 MSA markets having a total of 1,302,000 pops, of which the Company's interests represent 2,681,000 net Company pops and 634,000 net Company pops, respectively. Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

          As used herein, "pops" means the estimated total 1994 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA") as initially licensed by the Federal Communications Commission ("FCC"), based upon Strategic Marketing, Inc. 1994 population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in the entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market," and a market served by a cellular telephone system that is managed, directly or indirectly, by the Company is referred to herein as a "managed market." The radio signal from the Company's managed systems currently covers approximately 96% of the total pops within the managed markets and the Company intends to increase signal coverage to approximately 98% by September 30, 1996 (pops covered by the Company's radio signal being referred to herein as "covered pops"). The Company does not thereafter intend to significantly expand radio signal coverage within its managed markets, and, accordingly, the number of covered pops will be marginally lower than the number of total pops on a going-forward basis. The number of pops does not represent the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

          The Company was formed to acquire cellular interests through participation in the licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which originally were owned at least 51% by one or more independent telephone companies ("telcos") and no more than 49% by the Company. See "-- Federal Regulation." In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock to the telcos and agreed to provide financing to the affiliates. The Company subsequently has purchased additional interests in many of such affiliates, as well as in additional cellular properties. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 44 of its 55 managed markets. The Company currently finances entities holding interests representing approximately 4,292,000 pops, of which 3,315,000 are included in net Company pops and 977,000 are attributable to parties other than the Company.

          Since completion of the licensing process, the Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 55 markets (48 RSA and 7 MSA markets) spanning nine states and represents approximately 4,206,000 pops and 3,048,000 net Company pops. As of September 30, 1995, the RSA and MSA managed markets had 109,081 and 42,401 subscribers, respectively. The Company significantly expanded radio signal coverage with construction of 78 new cell sites in fiscal year 1995.

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

(b)       Financial Information About Industry Segments.
          ---------------------------------------------

          The Company has only one principal industry being the management, financing and operation of cellular telephone systems. Information concerning revenue, operating profit or loss and identifiable assets of the Company's sole industry segment are set forth in the consolidated financial statements and related notes included in Part II of this Report.

(c)       Narrative Description of Business.
          ---------------------------------

          The Company's Operations
          ------------------------

          General. Information regarding the Company's net ownership interests
          -------
in each cellular licensee and the market subject to such license as of December 19, 1995 is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Acquisitions and Sales."

                                            Net Company
    MSA or                                  Interest in               1994              Net Company
 RSA Code (1)            State              Licensee (2)        Population (3)(6)         Pops (4)
--------------     ------------------     ----------------     -------------------     -------------
MSAs:
141                Minnesota                     8.01% LP             243,518               19,498
185                Indiana                      16.67% LP             170,313               28,391
241*(5)            Colorado                     73.99% GP             127,299               94,189
253*(5)            Iowa                         74.50% GP             118,105               87,988
267*(5)            South Dakota                 51.00% GP             133,987               68,333
268*(5)            Montana                      54.10% GP             122,871               66,473
279                Maine                        11.11% GP             102,441               11,380
289*(5)            South Dakota                100.00% GP             113,831              113,831
297*(5)            Montana                     100.00% GP              81,938               81,938
298*(5)            North Dakota                 70.00% GP              87,835               61,485
                                                                    ---------             --------
Total MSA                                                           1,302,138              633,506


                                            Net Company
    MSA or                                  Interest in               1994              Net Company
 RSA Code (1)            State              Licensee (2)        Population (3)(6)         Pops (4)
--------------     ------------------     ----------------     -------------------     -------------
RSAs:
348*               Colorado                     10.00% GP              45,211                4,521
349*(5)            Colorado                     61.75% GP              63,315               39,097
351*(5)            Colorado                     61.75% GP              65,026               40,154
352*(5)            Colorado                     66.00% GP              26,890               17,747
353*(5)            Colorado                    100.00% GP              68,119               68,119
354*(5)            Colorado                     69.40% GP              45,689               31,708
355*               Colorado                     49.00% GP              45,026               22,063
356*               Colorado                     49.00% GP              27,671               13,559
389                Idaho                        50.00% LP              66,552               33,276
390                Idaho                        33.33% LP              15,911                5,303
392*(5)            Idaho (B1)                  100.00% LP             136,677              136,677
393*(5)            Idaho                        91.64% GP             288,252              264,154
415                Iowa                         10.11% LP             155,924               15,770
416                Iowa                         38.50% LP             108,063               41,603
417*(5)            Iowa                        100.00% GP             152,917              152,917
419*               Iowa                         44.92% GP              54,653               24,549
420*(5)            Iowa                        100.00% GP              63,395               63,395
424                Iowa                         17.15% LP              66,706               11,440
425*               Iowa                         13.28% LP             107,924               14,337
426*               Iowa                         49.14% GP              85,106               41,820
427*               Iowa                         49.17% GP             102,917               50,601
428                Kansas                        3.07% LP              28,006                  860
429                Kansas                        3.07% LP              31,188                  957
430                Kansas                        3.07% LP              52,587                1,614
431                Kansas                        3.07% LP             127,201                3,905
432                Kansas                        3.07% LP              31,075                  954
433                Kansas                        3.07% LP              20,183                  620
434                Kansas                        3.07% LP              81,665                2,507
435                Kansas                        3.07% LP             127,567                3,916
436                Kansas                        3.07% LP              58,095                1,784
437                Kansas                        3.07% LP             105,951                3,253
438                Kansas                        3.07% LP              81,692                2,508
439                Kansas                        3.07% LP              42,526                1,306
440                Kansas                        3.07% LP              28,891                  887
441                Kansas                        3.07% LP             172,162                5,285
442                Kansas                        3.07% LP             155,265                4,767
512                Missouri(B1)                 14.70% LP              56,387                8,289
523*(5)            Montana (B1)                100.00% GP              68,744               68,744
523*(5)            Montana (B2)                 98.85% GP              72,353               71,521
524*(5)            Montana                      79.40% GP              37,972               30,150
526*(5)            Montana                     100.00% GP              39,999               39,999
527*(5)            Montana                     100.00% GP             180,555              180,555
528*(5)            Montana                      80.88% GP              64,321               52,020
529*(5)            Montana                      74.50% GP              29,807               22,206
530*(5)            Montana                      80.88% GP              85,945               69,508
531*(5)            Montana                     100.00% GP              31,508               31,508
532*(5)            Montana                     100.00% GP              19,628               19,628

                                            Net Company
    MSA or                                  Interest in               1994              Net Company
 RSA Code (1)            State              Licensee (2)        Population (3)(6)         Pops (4)
--------------     ------------------     ----------------     -------------------     -------------
553*               New Mexico                   16.33% LP             251,919               41,143
555                New Mexico                   12.25% LP              78,980                9,675
557                New Mexico                   16.33% LP              56,850                9,285
580*(5)            North Dakota                 52.76% GP             101,590               53,599
581*               North Dakota                 49.00% GP              59,678               29,242
582                North Dakota                 41.45% LP              90,940               37,694
583*               North Dakota                 49.00% GP              65,368               32,030
584*(5)            North Dakota                 61.75% GP              48,986               30,249
634*(5)            South Dakota                100.00% GP              36,122               36,122
635*(5)            South Dakota                 56.29% GP              22,501               12,666
636*(5)            South Dakota                 57.50% GP              53,892               30,988
638*(5)            South Dakota (B1)           100.00% GP              16,774               16,774
638*(5)            South Dakota (B2)           100.00% GP               8,385                8,385
639*(5)            South Dakota (B1)            61.75% GP              33,501               20,687
639*(5)            South Dakota (B2)            61.75% GP               5,586                3,449
640*(5)            South Dakota                 64.49% GP              65,711               42,377
641*(5)            South Dakota                 61.13% GP              71,915               43,962
642*               South Dakota                 49.00% GP              92,384               45,268
675*(5)            Utah                        100.00% GP              53,271               53,271
676*(5)            Utah                        100.00% GP              91,208               91,208
677*(5)            Utah (B3)                   100.00% GP              38,644               38,644
678*(5)            Utah                         80.00% GP              23,676               18,941
718*(5)            Wyoming                      66.00% GP              47,112               31,094
719*(5)            Wyoming                     100.00% GP              73,641               73,641
720*(5)            Wyoming                     100.00% GP             148,567              148,567
                                                                    ---------            ---------

Total RSA                                                           5,260,418            2,681,022
                                                                    ---------            ---------
Total MSA and RSA                                                   6,562,556            3,314,528
                                                                    ---------            ---------

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state
 .
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee. GP indicates that at least one affiliate of the Company has a general partner or controlling interest in the licensee; LP indicates that the affiliate(s) has a limited partner or minority interest.

(3)  Derived from the Strategic Marketing, Inc. 1994 population estimates.

(4) Net Company Pops represents net Company interest in licensee multiplied by 1994 population.

(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.

(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

          Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                      Number of                    Estimated Population
                   Managed Markets                  of Managed Markets                     Number of Subscribers       Subscriber
                ---------------------   -------------------------------------------   ------------------------------
                 Total    MSA    RSA       Total          MSA            RSA            Total        MSA       RSA       Growth
                -------  -----  -----   -----------   ------------   --------------   ---------    -------   -------   ----------
Sept. 30, 1987       0       0      0            0           0                0              0          0          0
Sept. 30, 1988       4       4      0      504,529     504,529 (1)            0            424        424          0
Sept. 30, 1989       4       4      0      500,804     500,804 (2)            0          1,362      1,362          0     221.23%
Sept. 30, 1990      18       4     14    1,687,481     500,804 (2)    1,186,677 (2)      6,444      3,513      2,931     373.13%
Sept. 30, 1991      49       5     44    3,509,779     566,722 (3)    2,943,057 (3)     17,952      6,387     11,565     178.58%
Sept. 30, 1992      49       5     44    3,509,779     566,722 (3)    2,943,057 (3)     35,884     11,119     24,765      99.89%
Sept. 30, 1993      51       6     45    3,665,758     644,526 (4)    3,021,232 (4)     60,381     17,898     42,483      68.27%
Sept. 30, 1994      55       7     48    3,906,063     771,660 (5)    3,134,403 (5)     99,002     30,711     68,291      63.96%
Dec. 31, 1994       55       7     48    3,904,636     771,660 (5)    3,132,976 (5)    114,918     34,702     80,216      16.08%
March 31, 1995      55       7     48    3,904,636     771,660 (5)    3,132,976 (5)    124,057     36,680     87,377       7.95%
June 30, 1995       55       7     48    3,904,636     771,660 (5)    3,132,976 (5)    140,237     39,798    100,439      13.04%
Sept. 30, 1995      56       7     49    4,220,975     785,866 (6)    3,435,109 (6)    151,482     42,401    109,081       8.02%

____________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing Inc. population estimates.


          Network Construction and Operations. Construction of cellular
          -----------------------------------
telephone systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only 10 MTSOs are currently required to serve all 55 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. Economies of scale generated by the network also have permitted the Company to use one network operations center, to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

          The network also affords the Company certain technical advantages in the provision of enhanced services, such as call delivery and call forwarding. Through the use of single switching facilities serving multiple markets, the Company has implemented continuous coverage on an intrastate basis throughout the network. The Company has widened the area of coverage within the network by interconnecting MTSOs located in adjoining markets. The Company has substantially achieved its objective of providing subscribers with "seamless" coverage throughout the network, which permits subscribers, as they travel through the network, to receive calls and otherwise use their cellular telephone as if they were in their home market. This is a result of the networking of most of the MTSOs managed by the Company and in adjoining markets within the nine-state area. The Company has achieved a high degree of network reliability through the deployment of standardized components, and operating procedures, and the introduction of redundancy in switching and cell site equipment, interconnect facilities and power supply. Most of the Company's equipment is built by Northern Telecom, Inc. ("NTI"), and interconnection between the NTI MTSOs has been achieved using NTI's internal software and hardware.

          The Company implemented the "IS-41" technical interface during fiscal 1995. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems with the eventual goals of establishing a national seamless network, substantially reducing the cost of validating calls and reducing fraud exposure.

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

          Expansion. The Company has essentially completed the process of
          ---------
"filling in" the "cellular geographic service area" or "CGSA" (as defined by the FCC) within its managed markets by adding network facilities which increased the coverage of the radio signal. The Company significantly expanded radio signal coverage with construction of 78 new cell sites in fiscal year 1995. The Company expects that by September 30, 1996, radio signal coverage will reach approximately 98% of the population within the managed markets. Expansion of signal coverage has increased subscribers, enhanced the use of the systems by existing subscribers, increased roamer traffic due to the larger geographic area covered by the radio signal and has improved the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage has preserved the Company's right to provide cellular service in valuable areas within the network.

          The Company continually evaluates acquisitions of cellular properties that are geographically and operationally compatible with the network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage, required capital expenditures and the likely ability of the Company to integrate the target market into the network. In pursuing such acquisitions, the Company may exchange interests in nonmanaged markets for interests in existing or new markets that serve to expand the network. Certain acquisitions and related dispositions may be subject to rights of first refusal held by the partners in the respective partnerships in which the Company holds an interest. Recent and pending acquisitions are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales." The Company also from time to time may sell nonmanaged assets to raise capital for network expansion. For example, the Company sold its interest in ten Nebraska RSA markets not managed by the Company for approximately $24,300,000 in cash. The transaction resulted in an after-tax gain to the Company of approximately $19,600,000 in July 1995. The interest purchased from the Company was acquired at a cost of over $200 per pop after taking into account debt assumed or refinanced. Proceeds from the transaction are available to the Company to pursue acquisitions of additional managed interests and to fund parent company capital expenditures.

          In an effort to provide comprehensive availability of mobile communications services to its subscribers, regardless of location throughout North America, the Company has entered into a distribution agreement with American Mobile Satellite Corporation ("AMSC"). AMSC holds an FCC construction permit to build and operate a mobile satellite service which will complement the existing terrestrial cellular system by providing mobile voice, fax and data communications in all areas not covered by cellular service. Subscribers will access AMSC's satellite through a cellular/satellite mobile phone which will route calls through the cellular network in those areas covered by cellular service and will process the call via satellite in the absence of cellular coverage. ASMC, which launched its satellite in April 1995, anticipates its service will be available some time during fiscal year 1996. The agreement with AMSC is essentially a roaming arrangement that may add incremental value to certain customers in remote areas, but is not expected to have a material impact on the Company.

          Services and Products. Mobile subscribers in the Company's managed
          ---------------------
markets have available to them substantially all of the services typically provided by landline telephone systems, including custom-calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. Several price plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. The plans provide specific charges for custom-calling features and voice mail to offer value to the customer while enhancing airtime use and revenues for the Company. The Company also sells cellular equipment at discounted prices as a way to encourage use of its mobile services. The Company provides warranty and repair services after the sale through regional equipment service centers, which provide state-of-the-art test equipment and certified repair technicians. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. Through a centralized procurement and equipment distribution strategy, the Company obtains the benefits of favorable equipment costs through bulk purchases. As appropriate, revisions to pricing of service plans and equipment pricing are made to meet local marketplace demands.

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

          The Company believes that certain attributes of the Company's operating infrastructure, including existing towers, established distribution channels and other administrative resources, can be utilized to offer one-way paging service throughout the managed markets and adjoining areas on a cost-efficient basis. The Company intends to commence offering such paging services in fiscal year 1996 subject to the receipt of sufficient FCC paging licenses to offer economically feasible paging services.

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

          In 1992, the Company began investing in TVX, Inc., which holds the distribution rights for the TVX camera systems in North, Central and South America. The TVX system provides visual verification of the cause of an alarm at the time of an incident to distinguish actual emergencies from false alarms. The TVX camera takes four pictures within five seconds and transmits them to a host computer via either the cellular or wireline networks. The Company intends to work closely with TVX, Inc. to market cellular service in conjunction with the TVX system for use at locations where phone lines are not available or as a backup when phone lines have been disabled. The Company and Automated Security Holdings, PLC ("ASH") each hold a 39% equity interest in TVX, Inc.

          Marketing. The Company coordinates the marketing strategy for each of
          ---------
its managed markets. The Company markets cellular telephone service under the CommNet Cellular name. The use of a single name over a broad geographic territory creates strong brand-name recognition and allows the Company to achieve advertising efficiencies.

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

          Historically, the Company has relied to a significant extent on direct sales representatives and on independent sales agents. The Company is currently emphasizing a new channel of distribution represented by 21 Company-owned retail stores located within the network, which will be supplemented by 11 additional Company-owned retail stores scheduled to open during fiscal 1996. The retail distribution channel also includes 21 current and 26 planned Wal-Mart(R) kiosks staffed by Company personnel. The Company believes that development of retail distribution channels owned or staffed by the Company will increase customer additions, generate cost efficiencies in the acquisition of such new subscribers, and enhance customer service. (Over half of the current customer base lives within commuting distance to a Company-owned retail store.) The Company also maintains 113 direct sales representatives and 899 agents or outlets, including 59 Corporate Radio Shack and 14 (C)Sears stores which have exclusive distribution agreements with the Company. In general, such agents earn a fixed commission, which can vary depending upon the price plan sold, when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time.

          Subscribers. To date, a substantial majority of the subscribers who
          -----------
use cellular service in markets managed by the Company have been business users of mobile communication services. This trend is consistent with the experience of the cellular industry generally, although given the Company's geographic presence in the mountain and plains states, its customers have tended to include proportionally more persons in agricultural and energy industries. The Company believes that certain demographic characteristics of the rural marketplace will enhance the Company's ability to market cellular service to its primary customer base within its managed RSA markets. On average, rural residents spend a higher percentage of their annual household income on transportation and travel a relatively greater distance by personal vehicle than do urban residents. The relatively large average distance between public telephones in the rural marketplace is an additional factor that increases the need for mobile telecommunication services in that market.

          Management Agreements. Management agreements applicable to the
          ---------------------
Company's managed RSA markets generally appoint the Company as exclusive management agent of the licensee with specifically enumerated responsibilities relating to the day-to-day business operation of the licensee, although the licensee retains ultimate control over its cellular system. Generally, the RSA management agreements were for an initial term of five years and are automatically renewed for additional terms unless terminated by notice from either party prior to expiration of the then current term. The agreements provide for reimbursement to the Company of expenses incurred on behalf of the licensee.

          The Company has entered into management agreements with three MSA affiliates pursuant to which the Company has been appointed the exclusive management agent for each such affiliate. The MSA management agreements appoint the Company as managing agent of the respective MSA affiliate with specifically enumerated responsibilities relating to the day-to-day business operation of the affiliate. In cases in which the affiliate is the general partner in the licensee, the Company acts as exclusive management agent for the licensee, although the licensee retains ultimate control over its cellular system. The MSA management agreements provide for compensation to the Company in an amount equal to 10% of the distributions to the affiliate derived from the affiliate's interest in the licensee. Compensation to date under these agreements has not been material. The agreements also provide for reimbursement for reasonable administrative and overhead expenses. The agreements generally were for an initial term of two years, were extended for an additional three years and are automatically renewed for one-year terms thereafter unless terminated by notice from either party prior to expiration of the then current term.

          The Company has also entered into a management agreement with CINC, whereby it manages all systems owned by CINC and in which CINC is the general partner.

          History. The Company initially acquired its cellular interests by
          -------
participating in the wireline licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which were originally owned at least 51% by one or more telcos and no more than 49% by the Company. In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock and agreed to provide financing to the affiliates for certain capital needs, as well as certain management services. In addition to obtaining interests in cellular markets through participation in the FCC licensing process, the Company also has purchased direct interests in additional markets in order to expand the network.

          Financing Arrangements with Affiliates; CIFC. CIFC has entered into
          --------------------------------------------
loan agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from CoBank and the Company. As of September 30, 1995, CIFC had entered into loan agreements with 49 RSA affiliates, 5 MSA affiliates and CINC and had advanced $229,893,000 thereunder, including $149,676,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC bear interest at 1% over the average cost of CoBank borrowings and are secured by a lien upon all assets of the entity to which funds are advanced. Loans from CIFC to affiliates will be repaid from funds generated by operations of the licensee or distributions to affiliates by licensees in which such affiliates own an interest. Amounts paid to CIFC will be applied by CIFC towards payment of its obligations to CoBank and the Company. The repayments allocated to the Company will be retained by CIFC and used to offset future loans which would otherwise have been made by the Company. The Company has made and will continue to make advances to affiliates on an interim basis. Funds borrowed from CIFC by affiliates are used to repay the Company for such interim advances. As of September 30, 1995, the Company had outstanding interim advances of $128,166,000 to affiliates, which advances bear interest at 2% over the prime rate.

          As of September 30, 1995, the Company and CIFC had advanced a total of $358,059,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $293,251,000. The assets of the affiliates in which the Company has investments or advances represent 4,292,000 pops, which include 3,315,000 net Company pops.

          The Cellular Telephone Industry. Cellular telephone service is a form
          -------------------------------
of wireless telecommunication capable of providing high quality, high capacity service to and from mobile, portable and fixed radio telephones. Cellular telephone technology is based upon the division of a given market area into a number of regions, or "cells," which in most cases are contiguous. Each cell contains a low-power transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with cellular telephones located in the cell. The cells are typically designed on a grid, although terrain factors, including natural and man-made obstructions, signal coverage patterns and capacity constraints, may result in irregularly shaped cells and overlaps or gaps in coverage. Cells generally have radii ranging from two miles to more than 25 miles. Cell boundaries are determined by the strength of the signal emitted by the cell's transmitter-receiver. Each cell site is connected to a MTSO, which, in turn, is connected to the local landline telephone network.

          When a cellular subscriber in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. By leaving the cellular telephone on, a signal is emitted so the MTSO can sense in which cell the cellular telephone is located. The MTSO also records information on system usage and subscriber statistics.

          The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licensees in each cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two distinguishing features of cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two or more adequately separated cells, and (ii) call hand-off, occurring when a deteriorating transmission path between a cell site and a cellular telephone is rerouted to an adjacent cell site on a different channel to obtain a stronger signal and maintain the call. A cellular telephone system's frequency reuse and call hand-off features result in far more efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than pre-cellular mobile telephone systems.

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

          A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse in other cells. Furthermore, an area within a system may be served by more than one cell through procedures which utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Digital transmission technologies are expected to provide cellular licensees with additional capacity to handle calls on cellular frequencies. As a result of present technology and assigned spectrum, however, there are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity. Because the primary objective of the cellular licensing process is to address mobile and portable uses, operators in highly populated MSAs may have capacity constraints which limit their ability to provide alternate cellular service. The Company does not anticipate that the provision of mobile and portable services within the network will require as large a proportion of the systems' available spectrum and, therefore, the systems will have more spectrum with which to pursue data applications, which may enhance revenues.

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

          While most MTSOs process information digitally, most radio transmissions of cellular telephone calls are done on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. However, based on estimated capacity requirements, the Company does not foresee a need to convert to digital radio transmission technology in the near or intermediate term.

Competition
-----------

          General. The cellular telephone business is a regulated duopoly. The
          -------
FCC awarded only two licenses in each market, although certain markets have been subdivided as a result of voluntary settlements. Each licensee has the exclusive use of a defined frequency band within its market.

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

          Competition From Other Technologies. Potential users of cellular
          -----------------------------------
systems may find an increasing number of current and developing technologies able to meet their communication needs. For example, specialized mobile radio systems ("SMRs") of the type generally used by taxicab and tow truck services and other communications services have the technical capability to handle mobile telephone calls (including interconnection to the landline telephone network) and may provide competition in certain markets.

          Although SMR operators are currently subject to limitations that make usage of SMR frequencies more appropriate for short dispatch messages, the FCC has granted waivers of its rules to permit the construction and operation of low powered "cellular-like" services using a collection of SMR frequencies ("ESMR") in a number of markets in the United States. Recent legislation permits commercial mobile service providers, including SMR providers, to obtain upon demand physical interconnection with the landline telephone network. Such interconnection enhances an SMR provider's ability to compete with cellular operators, including the Company. The FCC has encouraged ESMR activities and has amended its rules to establish an Expanded Mobile Service Provider ("EMSP") licensing approach that would facilitate such operations. The new rules grant a new type of 800 MHz wide-area license that would permit channels to be aggregated for operation of systems throughout defined geographic areas. A new rulemaking is underway to determine what protections will be afforded to existing SMR licensees that may now be subject to relocation.

          One-way paging or beeper services that feature voice message and data-display as well as tones may be adequate for potential cellular subscribers who do not need to transmit back to the caller. SMR and paging systems are in operation in many of the service areas within the network.

          The FCC is now licensing commercial personal communications services ("PCS"). PCS is not a specific technology, but a variety of potential technologies that could compete with cellular telephone systems. The FCC has identified two categories of PCS: broadband and narrowband. In 1993, congress enacted legislation requiring the FCC to adopt final rules for licensing broadband and narrowband PCS by February 1994. This legislation also required the FCC to commence issuing licenses for narrowband PCS by October 1994 and broadband PCS by December 1994. Licenses will be awarded by competitive bidding. Auctions for the first two spectrum blocks have been completed and at least one system has commenced operations in a major metropolitan location.

          The FCC has adopted rules to authorize the operation of new narrowband PCS systems in the 900 MHz band. The possible new services using this 900 MHz band spectrum include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. These services most likely will be provided using a variety of devices, such as laptop and palmtop computers and computerized "personal organizers" that allow receipt of office messages, calendar planning and document editing from remote locations in some circumstances.

          The FCC also has adopted rules to authorize the operation of new, broadband PCS systems in the 2 GHz band. Equipment proposed for broadband PCS includes small, lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines and other graphic devices. The regulatory plan adopted for broadband PCS includes an allocation of spectrum, a flexible regulatory structure, eligibility restrictions and technical and operational rules. In a related matter in the same proceeding, the FCC revised its cellular rules to explicitly state that cellular licensees may provide any PCS-type services (including wireless PBX, data transmission and telepoint services) on their 800 MHz band cellular channels without prior notification to the FCC (other than the notification required to report the construction of new cell sites).

          The FCC has allocated 140 MHz of spectrum in the 2 GHz band for the provision of licensed and unlicensed broadband PCS. Much of the spectrum allocated for broadband PCS is already occupied by microwave licensees. As a general proposition, broadband PCS licensees will be required to pay the costs associated with relocating these existing microwave users to other portions of the radio spectrum within a specified time frame.

          Of the 140 MHz of spectrum allocated to broadband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been divided into six channel blocks, as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and has been licensed on the basis of 51 Major Trading Areas ("MTAs"), (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and will be licensed on the basis of 493 Basic Trading Areas ("BTA's"), (iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and will be licensed on the basis of BTAs. The FCC has proposed to allow a single entity to combine all three 10 Mhz blocks, but has not yet adopted this rule. In a separate proceeding dealing with spectrum auctions and consistent with a directive contained in the 1993 spectrum legislation, the FCC granted licensing preferences on the Block C and F spectrum allocations for small businesses, rural telephone companies and minority/woman-owned businesses. However, the FCC recently withdrew the licensing preferences granted to minority/woman-owned businesses in light of a U.S. Supreme Court decision on affirmative action.

          Subject to a five percent cross-ownership benchmark, spectrum aggregation will be permitted in broadband PCS, but will be limited to 40 MHz of spectrum per service area to prevent any one person or entity from exercising undue market power.

          As a general rule, subject to the outcome of pending litigation described below, cellular licensees will be permitted to participate in broadband PCS on the 30 MHz frequency block outside of their existing cellular service areas or in any area where the cellular licensee serves less than ten percent of the 1990 census population of the PCS area. Under this criterion, a cellular licensee will be ineligible to apply for one of the 30 MHz spectrum blocks if the composite reliable service area contour of its cellular system embraces ten percent or more of the 1990 census population of the PCS area. Generally, with respect to PCS areas in which there is ten percent or more cumulative 1990 census population overlap between the cellular and PCS areas, the cellular carrier will be eligible to hold only one 10 MHz BTA license in addition to its cellular interest with an opportunity to obtain an additional 5mhz after the year 2000. The ownership attribution benchmark for cellular interests has been set at 20% (40% for rural telcos). Therefore, for eligibility purposes, cellular licensees are defined as entities which have an attributable ownership interest of 20% or more in a cellular system (40% for rural telcos). The validity of these FCC regulations is now in doubt due to a recent decision by the US Court of Appeals for the Sixth Circuit which held that the FCC had not developed an adequate record to justify the cellular PCS cross-ownership restriction. Further rulemakings and litigation are likely before the final rules are established.

          Broadband PCS licensees will be subject to minimum construction requirements. Broadband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to those currently applied to cellular licensees.

          Of the 140 MHz of spectrum allocated for broadband PCS, the remaining 20 MHz has been allocated for unlicensed devices. These unlicensed devices will be used in a variety of contexts, such as office environments, to provide such services as high and low speed data links between computing devices, cordless telephones and wireless PBXs. The unlicensed devices will be governed under Part 15 of the FCC's rules, and will not be subject to auctions.

          It is uncertain what effect these new personal communications services may have on the Company. The Company believes that PCS is unlikely to compete effectively with cellular telephone service in the rural marketplace, but there can be no assurance that this will be the case. The Company also believes that technological advances in cellular telephone technology in conjunction with buildout of the cellular systems existing throughout the nation with cell splitting and microcell technology would provide essentially the same services as the proposals described above, but there is no assurance that this will happen. The FCC is expected to issue operating authority for personal communications services competitive to the Company's services in the markets managed by the Company. This could result in one or more additional competitors in each of the Company's markets.

          Technological advances in the communications field continue to occur and make it difficult to predict the extent of additional future competition for cellular systems. For example, several mobile satellite systems are planning to initiate service in the 1995 - 1999 time frame, and AMSC launched its mobile satellite in April 1995 and anticipates that its service will be available sometime this year. See "Business -- The Company's Operations -- Expansion." Although satellite service may offer a customer worldwide coverage, the substantial investments required to initiate service, as well as significant technical, political and regulatory hurdles that need to be overcome, may impede the early growth of this technology. Recent legislation may make available up to 200 MHz of spectrum for new communications systems. See "Federal Regulation-- Recent Legislation." Each of these systems could provide services that compete with those provided by the Company. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

Federal Regulation
------------------

          Overview. The construction, operation and acquisition of cellular
          --------
systems in the United States are regulated by the FCC pursuant to the Communications Act and the rules and regulations promulgated thereunder (the "FCC rules"). The FCC rules govern applications to construct and operate cellular systems, licensing and administrative appeals and technical standards for the provision of cellular telephone service. The FCC also regulates coordination of proposed frequency usage, height and power of base station transmitting facilities and types of signals emitted by such stations. In addition, the FCC regulates (or forbears from regulating) certain aspects of the business operations of cellular systems. It has declined to regulate the price and terms of offerings to the public. See "-- Recent Legislation."

          Initial Regulation. For licensing purposes, the FCC established 734
          ------------------
discrete geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market area, the FCC awarded only two licenses authorizing the use of radio frequencies for cellular telephone service. The allocated cellular frequencies were divided into two equal 25 MHz blocks. One block of frequencies, and the associated operating license, was initially reserved for exclusive use by an entity that was majority-owned and controlled by local landline telephone companies or their affiliates. The second block of frequencies initially was reserved for use by entities that did not provide landline telephone service in the market area. Upon the issuance of a construction permit, such construction permit could be sold to any qualified buyer, regardless of telephone company affiliation. The FCC generally prohibits a single entity from holding an interest in both licenses in the same market.

          RSAs were divided along county lines and consisted of one or more contiguous counties within a single state. The RSAs were numbered alphabetically by state, rather than on the basis of population. The FCC applied a licensing policy for RSA markets similar to that utilized in the MSAs. Applications for both licenses in each RSA were filed simultaneously. The FCC chose among mutually exclusive applicants for each license through the use of a lottery.

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

          License Renewal. The FCC has established rules and procedures to
          ---------------
process cellular renewal applications filed by existing carriers and the competing applications filed by renewal challengers. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. The first step of the hearing process is to determine whether the existing cellular licensee is entitled to a renewal expectancy, and otherwise remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If, however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

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

          Cellular Service Area. In all markets, at least one cell site must
          ---------------------
have been placed into commercial service within 18 months after the award of the initial construction permit. Under FCC rules, the authorized service area for a cellular licensee in a market is referred to as the CGSA. The CGSA is defined as the area served by the cellular licensee (as computed by a mathematical formula based on the height and power of operating cell sites within which the licensee is entitled to protection from interference on its frequencies). The CGSA will be smaller than the market if a licensee has not fully built-out its system, or it may be larger than the market if the licensee serves areas of adjacent markets. Cellular licensees do not need to obtain FCC authority prior to increasing the CGSA within their market during the five-year period after the construction permit is initially granted for the market. However, FCC notification of construction is still generally required. After the five-year exclusive period has expired, any entity may apply to serve the unserved areas of the market that comprise at least 50 contiguous square miles and are outside of the licensee's CGSA (an "unserved area application").

          Unserved area applications are filed in two phases, Phase I and Phase
II. During the first half of 1993, the FCC accepted Phase I unserved area applications for frequency blocks in all markets in which: the five-year fill-in period had already expired or would expire on or before

March 15, 1993; no applications for initial authorizations were filed; or authorizations were surrendered or canceled for failure to meet the 18-month construction deadline or other reasons. For all other markets, Phase I applications were due on the 31st day following expiration of the five-year fill-in period. All Phase I applications for a given market are deemed mutually exclusive even if their proposed CGSAs do not overlap. Once an authorization has been granted to a Phase I applicant, the permittee has 90 days within which to file an application requesting FCC authority to make major modifications to its Phase I system. During this period, the FCC will not accept any other applications for unserved areas in a market during this period that are mutually exclusive with the Phase I carrier's major modification application.

          Phase II unserved area applications for any remaining area may be filed on the 121st day after the Phase I authorization has been granted (or if no Phase I applications are filed, on the first day after Phase I applications for that market are permitted). In the event mutually exclusive applications are filed the authorization will be issued by auction. Phase II applications may propose CGSAs that cover area in more than one market. Phase II applications will be placed on public notice by the FCC, and all interested and qualified parties will have an opportunity to apply for the same market area within 30 days of the public notice.

          Phase I applicants for unserved areas not contiguous to licensed systems must propose to serve a minimum of 50 contiguous square miles and must demonstrate their financial qualifications to construct the proposed system and to operate it for one year (assuming no revenues). Existing licensees proposing to expand their systems through the filing of an unserved area application and Phase II applicants are not subject to the 50 square mile minimum coverage rule, nor are they required to make a financial qualifications showing. Under recent legislation described below, mutually exclusive unserved area applications are processed by lottery selection procedures (for applications filed prior to July 26, 1993) or by auctions (for applications filed after July 26, 1993), and existing cellular carriers receive no preference in the lottery selection or auction process.

          Unserved area cellular carriers (both Phase I and Phase II) are allowed one year within which to complete construction of their systems. Unserved area cellular carriers are not permitted a five-year fill-in period. If an unserved area cellular carrier forfeits its authorization for failure to construct, the area which thereby reverts to "unserved" status may be applied for under Phase II procedures.

          Alien Ownership Restrictions. The Communications Act prohibits the
          ----------------------------
issuance of a license to, or the holding of a license by, any corporation of which any officer or director is a non-U.S. citizen or of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which any officer or more than 25% of the directors are non-U.S. citizens or of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country, although the FCC has the power in appropriate circumstances to waive these restrictions. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, with certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses. The Articles of Incorporation of the Company contain prohibitions on foreign ownership or control of the Company that are substantially similar to those contained in the Communications Act.

          Recent Legislation. The Omnibus Budget Reconciliation Act of 1993,
          ------------------
among other things, generally requires the FCC to work with the Department of Commerce to reallocate at least 200 MHz of spectrum from federal government use to private commercial use; to issue initial licenses for radio spectrum for which mutually exclusive applications have been filed for the purpose of offering commercial communications services to subscribers either by comparative hearing or competitive bidding (i.e., auctions); to treat as common carriers PCS licensees as well as providers of commercial mobile services (including SMR services) that previously were regulated as private carriers; to issue final rules relating to the licensing of PCS; and to impose regulatory fees upon virtually all FCC licensees, including cellular licensees, to help recover the FCC's administrative costs in regulating such entities (the "Spectrum Legislation".)

          In devising a methodology for auctions between mutually exclusive applicants, the Spectrum Legislation directs the FCC, among other things, to promote the development and rapid deployment of new technologies, products and services to the public, including those residing in rural areas. Further, the Spectrum Legislation prohibits the FCC from conducting lotteries to issue initial licenses for commercial services for which mutually exclusive applications are filed, unless one or more applications for such license were accepted for filing prior to July 26, 1993. Thus, all future initial applications for cellular unserved areas (if deemed to be mutually exclusive) and all applications for PCS licenses, will be issued by a competitive bidding process. Competitive bidding will not apply to applications for license renewal or applications to assign or transfer control of existing licenses.

          The Spectrum Legislation also preempts state rate or entry regulation on commercial mobile services unless a particular state petitions the FCC for authority to exercise (or continue exercising) such regulatory authority and the FCC grants the petition. Several states filed such petitions, all of which have been denied. The Spectrum Legislation also directs the FCC to assess and collect regulatory fees from virtually all FCC licensees, including cellular carriers. Under the initial fee schedule, cellular carriers are required to pay an annual fee of $60.00 per 1,000 subscribers.

          Equal Access Proposal. In 1994, the FCC issued a notice proposing to
          ---------------------
extend "equal access" obligations to all providers of cellular telephone service. Such a proposal would require cellular operators to provide customers with the capability of directly accessing the long-distance provider of their choice. To date, the FCC has rendered no final decision on the proposal. The Company does not expect that an order to extend "equal access" would have a material effect on its business, but there can be no assurance that this will be the case.


State, Local and Other Regulation
---------------------------------

          State. Following receipt of an FCC construction permit and prior to
          -----
the commencement of commercial service (prior to construction in certain states), a cellular licensee must also obtain any necessary approvals from the appropriate regulatory bodies in each of the states in which it will offer cellular service. Certain state authorities regulate certain service practices of cellular system operators. While such state regulations may affect the manner in which the Company's affiliates conduct their business and could adversely affect their profitability, they should not place the Company's affiliates at a competitive disadvantage with other service providers in the same markets. The Company has not experienced and does not presently contemplate any regulatory constraints, difficulties or delays.

          FAA, Zoning and Other Land Use. The location and construction of
          ------------------------------
cellular transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

Employees
---------

          As of December 15, 1995, the Company had 439 full-time employees. The Company engages the services of independent contractors on an as-needed basis.


Item 2.   Properties.

          In addition to the direct and attributable interests in cellular licensees discussed in this Report, the Company leases its principal executive offices (consisting of approximately 49,900 square feet) located in Englewood, Colorado. In January 1996, the Company plans to relocate its principal executive offices within Englewood, Colorado, and occupy approximately 60,000 square feet. The Company and its affiliates lease and own locations for inventory storage, microwave, cell site and switching equipment and administrative offices.


Item 3.   Legal Proceedings.

          There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock for each fiscal quarter since October 1, 1993 as reported by Nasdaq.


         Fiscal Year 1994:                         High       Low
                                                   ----       ---
            First Quarter......................  $21 1/2    $ 16 7/8
            Second Quarter.....................   21          16 3/4
            Third Quarter......................   18          15 3/8
            Fourth Quarter.....................   25 3/4      17 7/8

         Fiscal Year 1995:                         High       Low
                                                   ----       ---
            First Quarter......................  $29 1/4    $ 22 1/4
            Second Quarter.....................   28 1/2      22 3/4
            Third Quarter......................   28 3/4      24 9/16
            Fourth Quarter.....................   30 1/2      27 1/4

         As of December 15, 1995, there were 430 holders of record of the Common Stock.

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

Item 6.  Selected Financial Data.

Statement of Operations Data (1):

                                                                    Years ended September 30,
                                   -----------------------------------------------------------------------------------------------
                                       1995                 1994                 1993                 1992                 1991
                                       ----                 ----                 ----                 ----                 ----

Revenues                           $ 89,844,119         $ 61,360,051         $ 33,689,311         $ 14,906,349         $  4,908,170
Costs and expenses (net
  of amounts allocated
  to affiliates):
  Cellular operations                68,928,742           50,855,637           30,288,634           18,138,532           11,940,438
  Corporate                           1,327,164              406,638           (1,119,298)             997,157             (592,798)
  Total depreciation
    and amortization                 17,595,148           12,650,855           19,950,508           14,114,817            8,569,325
  Write-down of
    investment in
    cellular system
    equipment                                 -            3,116,256                    -                    -                    -
                                   ------------      ---------------      ---------------      ---------------        -------------
Operating income (loss)               1,993,065           (5,669,335)         (15,430,533)         (18,344,157)         (15,008,795)
Equity in net loss of
    affiliates                       (5,028,219)          (5,092,484)          (6,339,145)          (8,851,753)         (10,931,161)
Minority interest in net income
  of consolidated affiliates           (963,956)            (543,607)                   -                    -                    -
Gains on sales of affiliates         19,471,476            3,911,943            7,821,424           14,339,063                    -
Interest expense                    (26,043,802)         (21,338,505)         (16,427,796)         (14,800,908)         (11,245,394)
Interest income                      13,045,660           12,080,836           10,701,511           10,616,024            8,484,298
                                   ------------      ---------------      ---------------      ---------------        -------------
Income (loss) before income
  taxes and extraordinary charge      2,474,224          (16,651,152)         (19,674,539)         (17,041,731)         (28,701,052)
Income tax expense                      400,000              100,000                    -                    -                    -
                                   ------------      ---------------      ---------------      ---------------        -------------
Income (loss) before
 extraordinary charge                 2,074,224          (16,751,152)         (19,674,539)         (17,041,731)         (28,701,052)
Extraordinary charge                 (2,012,257)                   -           (2,991,673)                   -                    -
                                   ------------      ---------------      ---------------      ---------------        -------------
Net income (loss)                  $     61,967         $(16,751,152)        $(22,666,212)        $(17,041,731)        $(28,701,052)
                                   ------------      ---------------      ---------------      ---------------        -------------
Income (loss) per common
 share before extraordinary
 charge                            $        .17         $      (1.45)        $      (2.30)        $      (2.44)        $      (6.00)
Extraordinary charge                       (.16)                   -                 (.35)                   -                    -
Net income (loss) per
 common share                      $        .01         $      (1.45)        $      (2.65)        $      (2.44)        $      (6.00)
                                   ------------      ---------------      ---------------      ---------------        -------------
Weighted average
 shares outstanding                  12,153,592           11,577,191            8,551,785            6,984,541            4,780,674
                                   ------------      ---------------      ---------------      ---------------        -------------
Balance Sheet Data (1):


                                                               Years ended September 30,
                                  -------------------------------------------------------------------------------------------------

                                        1995                1994                 1993                 1992                 1991
                                        ----                ----                 ----                 ----                 ----
Working capital                    $ 39,910,831         $ 25,524,500         $ 63,560,591         $ 29,477,995         $ 15,317,636
Investments in and
 advances to affiliates              56,918,738           61,908,761           55,892,372           52,019,577           50,745,576
Net property and equipment          105,289,475           79,917,727           53,460,296           44,209,682           33,555,291
Total assets                        325,667,956          282,637,586          269,523,889          208,363,573          181,972,276
Long-term debt                      246,356,587          243,913,168          259,676,224          189,430,430          183,208,596
Total liabilities                   267,012,294          266,731,119          278,945,660          204,123,685          204,059,999
Stockholders' equity
 (deficit) (2)                       58,655,662           15,906,467           (9,421,771)           4,239,888          (22,087,723)


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


                                             September 30,
                                 --------------------------------------
                                  1995    1994    1993    1992    1991
                                  ----    ----    ----    ----    ----
         Consolidated               45      42      36      28      22
         Equity                     20      35      38      37      47
         Cost                       18      18       6      18      18
                                  ----    ----    ----    ----    ----

                                    83      95      80      83      87
                                  ----    ----    ----    ----    ----

(2)      No cash dividends were declared or paid during any period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

         The Company generated operating income during fiscal 1995 as the focus shifted from construction and initial operation of cellular systems to increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal year ended September 30, 1995, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

         Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 45 markets, 42 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1995. The results of operations of 42 markets, 36 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1994. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to September 30, 1994. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

         Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the fiscal year ended September 30, 1995, 20 markets were accounted for under the equity method, compared to 35 such markets for the fiscal year ended September 30, 1994. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for both fiscal years ended September 30, 1995 and September 30, 1994.

         Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from the Company's short-term investments. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank and from the Company and bear interest at a rate 1% above CIFC's average borrowing rate. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

Results of Operations
---------------------

         Fiscal Year 1995 Compared With Fiscal Year 1994.  Cellular service
         -----------------------------------------------
revenues, including in-roaming revenues, increased 56% from $52,586,000 for the year ended September 30, 1994 to $81,939,000 for the year ended September 30, 1995. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire year from 36 during the year ended September 30, 1994 to 42 during the year ended September 30, 1995. Growth in subscribers accounted for 88% of the increase, and the number of consolidated markets accounted for 12% of the increase. In-roaming revenues increased by 58%, or $7,710,000, from $13,375,000 for the year ended September 30, 1994 to $21,085,000 for the year ended September 30, 1995 due to increased coverage in cellular markets. In-roaming revenues are expected to increase in the future as a result of industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline,

         Average monthly revenue per subscriber, including in-roaming revenues, decreased from $74 for the year ended September 30, 1994 to $68 for the year ended September 30, 1995, reflecting the benefit of declining prices to the consumer that is consistent with an overall industry trend. However, in-roaming revenues per subscriber were essentially flat reflecting the larger scale benefit of the Company's cell site expansion program.

         Cost of cellular service increased as a percentage of service revenues from 18% in fiscal year 1994 to 20% in fiscal year 1995, primarily due to an increase in costs related to interconnect service. The Company expects that cost of cellular service will not increase as a percentage of service revenues in fiscal 1996.

         Equipment sales decreased 10% from $8,774,000 in fiscal year 1994 to $7,905,000 in fiscal year 1995, reflecting declining equipment pricing due to
competitive factors.    Cost of equipment sales increased 23% from $8,835,000 in
fiscal year 1994 to $10,902,000 in fiscal year 1995. The large loss on equipment sales was due to equipment promotions during most of 1995 to stimulate subscriber growth. The Company expects to continue such promotions; however, reductions in other components of acquisition costs per new subscriber, such as advertising, may occur.

         General and administrative costs of cellular operations increased 21% from $16,768,000 in fiscal year 1994 to $20,224,000 in fiscal year 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, customer service support staff and bad debts. General and administrative costs as a percentage of service revenues decreased from 32% in fiscal year 1994 to 25% in fiscal year 1995.

The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

         Marketing and selling costs increased 37% from $15,786,000 in fiscal year 1994 to $21,642,000 in fiscal year 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions and advertising costs. Marketing costs per net new subscriber decreased 8% from $568 in fiscal year 1994 to $523 in fiscal year 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its retail presence to capitalize on retail trade while driving down commission costs.

         Depreciation and amortization relating to cellular operations increased 47% from $10,541,000 in fiscal year 1994 to $15,454,000 in fiscal year 1995, primarily related to increased fixed asset balances.

         Corporate costs and expenses in fiscal year 1994, exclusive of write-downs of property and equipment, were $2,516,000, which represented gross expenses of $9,054,000 less amounts allocated to nonconsolidated affiliates of $6,538,000. Corporate costs and expenses in fiscal year 1995 were $3,468,000, which represented gross expenses of $9,533,000 less amounts allocated to nonconsolidated affiliates of $6,065,000.

         Equity in net loss of affiliates decreased 1% from $5,092,000 in fiscal year 1994 to $5,028,000 in fiscal year 1995. The decrease was principally attributable to decreasing losses in markets being accounted for under the equity method at September 30, 1995, compared to September 30, 1994, due to the shift in focus in these markets from construction and initial operation to increasing penetration and subscriber usage. This shift has caused a consistent trend of improved operating results. However, the reduction in the number of markets accounted for under the equity method is not expected to result in a prorata reduction to equity in net loss of affiliates in fiscal 1996. The 20 markets that continue to be accounted for under the equity method have historically generated worse operating results, primarily due to higher debt service requirements than the three markets that were consolidated and the markets that were sold in fiscal 1995.

         Interest expense increased 22% from $21,339,000 in fiscal year 1994 to $26,044,000 in fiscal year 1995 due to higher accreted discount note and average secured bank financing balances. Cash paid for interest increased 25% from $9,731,000 in fiscal year 1994 to $12,209,000 in fiscal year 1995, due to higher average secured bank financing balances.

         Interest income increased 8% from $12,081,000 in fiscal year 1994 to $13,046,000 in fiscal year 1995, due to higher yields on cash and cash equivalents and available-for-sale securities, and due to higher rates charged on nonconsolidated affiliates' notes.

         During fiscal year 1995, the Company recognized gains on sales of affiliates of $19,471,000 primarily as a result of the sale of its interest in Nebwest Cellular, Inc., which held an interest in Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska. See "Acquisitions and Sales." During fiscal year 1994, the Company recognized gains on sales of affiliates of $2,905,000, primarily related to the sale of its limited partnership interest in MSA 239 (Joplin, MO) during the second quarter of fiscal 1994 ($1,921,000) and a multimarket transaction with Contel Cellular, Inc. during the third quarter of fiscal 1994 ($841,000). An additional $907,000 gain was recognized due to the write-off of contingent liabilities related to stock price guarantees.

         At September 30, 1995, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $40,503,000, compared to $54,725,000 at September 30, 1994. This decrease resulted from a change in the tax treatment of sales commissions and the utilization of NOL carryforwards to offset current year taxable income.

         Fiscal Year 1994 Compared With Fiscal Year 1993. Cellular service
         -----------------------------------------------
revenues, including in-roaming revenues, increased 82% from $28,861,000 in fiscal year 1993 to $52,586,000 in fiscal year 1994. The growth was due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated during the entire fiscal year from 36 during the year ended September 30, 1993 to 42 during the year ended September 30, 1994. Growth in subscribers accounted for 75% of the increase and the number of consolidated markets accounted for 25% of the increase.

         Average monthly revenue per subscriber decreased 1% from $75 in fiscal year 1993 to $74 in fiscal year 1994. The decline reflects the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

         Cost of cellular service decreased as a percentage of service revenues from 21% in fiscal year 1993 to 18% in fiscal year 1994. This decrease was due to service revenues derived from the growing subscriber base outpacing the fixed components of cost of service.

         Equipment sales increased 82% from $4,829,000 in fiscal year 1993 to $8,774,000 in fiscal year 1994. The growth was due to the increase in the number of subscribers added as compared to the number of subscribers added during the prior fiscal year, which accounted for $2,923,000, or 74%, of the increase. In addition, growth resulted from an increase in the number of consolidated markets operated during the year which represented $1,022,000, or 26%, of the increase. Cost of equipment sales increased 69% from $5,218,000 in fiscal year 1993 to $8,835,000 in fiscal year 1994. To enhance subscriber growth, the Company has sold subscriber equipment sometimes below cost. The equipment sales margin improved in fiscal year 1994, as compared to fiscal year 1993, as the Company focused on minimizing equipment discounting.

         General and administrative costs of cellular operations increased 60% from $10,505,000 in fiscal year 1993 to $16,768,000 in fiscal year 1994, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, roaming validation services and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 36% in fiscal year 1993 to 32% in fiscal year 1994. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

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

         Depreciation and amortization relating to cellular operations decreased 40% from $17,582,000 in fiscal year 1993 to $10,541,000 in fiscal year 1994, primarily as a result of the change, effective October 1, 1993, in the Company's estimate of the useful life of acquired FCC license costs from the remaining initial ten-year term to 40 years from the date of acquisition. The change was predicated upon the FCC's establishment of procedures to grant a renewal expectancy to incumbent cellular licensees virtually assuring that the initial ten-year term of an FCC license to provide cellular telephone service will be renewed if a licensee meets broadly defined public service benchmarks. Other publicly-held cellular telephone companies also treat a cellular license as economically perpetual. Commencing October 1, 1993, the net book value of acquired license costs at September 30, 1993 was amortized over 40 years less the number of months from the date of the acquisition which gave rise to such costs. Management believes this treatment complies with accounting literature given current facts and circumstances and will reevaluate this estimate as changes in facts and circumstances occur.

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

         Equity in net loss of affiliates decreased 20% from $6,339,000 in fiscal year 1993 to $5,092,000 in fiscal year 1994. The decrease was principally attributable to decreasing losses in markets being accounted for under the equity method at September 30, 1994, compared to September 30, 1993, due to the shift in focus in these markets from construction and initial operation to increasing penetration and subscriber usage. This shift has caused a consistent trend of improved operating results.

         Interest expense increased 30% from $16,428,000 in fiscal year 1993 to $21,339,000 in fiscal year 1994. The increase was a result of the issuance in August 1993 of the Company's 11 3/4% Senior Discount Notes Due 2003. However, cash paid for interest decreased 37% from $15,455,000 in fiscal year 1993 to $9,731,000 in fiscal year 1994 as interest accretes during the first five years of the term of the discount notes.

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

         During fiscal year 1994, the Company recognized gains on sales of affiliates of $2,905,000, primarily related to the sale of its limited partnership interest in MSA 239 (Joplin, MO) during the second quarter of fiscal 1994 ($1,921,000) and a multimarket transaction with Contel Cellular, Inc. during the third quarter of fiscal 1994 ($841,000). An additional $907,000 gain was recognized due to the write-off of contingent liabilities related to stock price guarantees. During fiscal year 1993, the Company recognized gains on sales of affiliates of $7,821,000 primarily related to the multimarket exchanges with US WEST NewVector Group, Inc. ("U S West NewVector") during the second quarter of fiscal 1993 ($3,812,000) and Pacific Telecom Cellular, Inc. ("PTI") during the fourth quarter of fiscal 1993 ($4,889,000).

         At September 30, 1994, the Company had NOL carryforwards for income tax purposes of $54,725,000, compared to $46,578,000 at September 30, 1993.

Acquisitions and Sales
----------------------

         In November 1994, the Company purchased an additional 5.97% interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis for approximately $450,000 in cash. In February 1995, the Company purchased an additional 3.37% interest in this corporation for 34,688 shares of the Company's Common Stock.
In March 1995, the Company purchased an additional 2.57% interest in this corporation for 28,638 shares of the Company's Common Stock. In July 1995, the Company sold its entire 61.50% interest in Nebwest Cellular, Inc. which owned 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24,300,000 which resulted in a gain after tax of approximately $19,600,000.

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

         In February 1995, the Company purchased additional interests ranging from 2% to 41% in 11 managed and one nonmanaged markets for approximately $1,259,000 in cash and the issuance of 49,738 shares of the Company's Common Stock.

         In May and June 1995, the Company acquired additional interests ranging from 17% to 51% in two managed markets and two nonmanaged markets for an aggregate of 138,168 shares of the Company's Common Stock.

         In August and September 1995, the Company acquired additional interests ranging from 3% to 26% in two managed markets for 3,592 shares of the Company's Common Stock and $38,279 in cash.

         In November 1995, the Company purchased additional interests ranging from 18% to 19% in three managed markets for 28,283 shares of the Company's Common Stock.

         Subsequent to fiscal year end, the Company entered into a series of agreements pursuant to which the Company agreed to acquire interests in one MSA and RSA market in exchange for its entire interest in one RSA market plus cash, Common Stock and forgiveness of certain obligations, all of which aggregate approximately $988,000.

         The Company has also entered into agreements to purchase additional interests ranging from 43% to 44% in two managed RSA markets. The aggregate
                       --
purchase price of $ 2,209,000 is payable by the issuance of shares of the
                  -----------
Company's Common Stock.

         The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisition will be consummated.

Changes in Financial Condition
------------------------------

         Fiscal Year 1995.  Net cash provided by operating activities was
         ----------------
$14,068,000 during the year ended September 30, 1995. This was primarily due to the increase in EBITDA of $9,490,000 and decreases in working capital of $5,222,000. Working capital decreases are primarily the result of a reduction in inventory. However, working capital increases will likely require cash in future periods as growth in the subscriber base continues.

         Net cash provided by investing activities was $7,028,000 for the year ended September 30, 1995. This was due primarily to $21,427,000 provided from the net sale of securities and $23,654,000 provided from the net sales of affiliates, offset by $31,796,000 of cash required to fund the purchase of property and equipment related to the Company's expansion efforts, and $6,017,000 related to nonconsolidated affiliates reflected as additions to investments in and advances to affiliates.

         Net cash provided by financing activities was $17,840,000 for the year ended September 30, 1995. These proceeds are comprised of $77,400,000 from the issuance of subordinated notes, offset by $41,852,000 used to redeem the Company's convertible subordinated debentures and an overall $15,277,000 decrease in incremental secured bank financing.

         Fiscal Year 1994. Net cash used by operating activities was $7,170,000
         ----------------
during the year ended September 30, 1994. The rapid increase in subscribers and revenues caused an increase of $3,797,000 in accounts receivable and an increase of $4,363,000 in inventory and other current assets.

         Net cash used by investing activities was $49,864,000 for the year ended September 30, 1994. This was due primarily to $36,821,000 of cash required to fund the purchase of property and equipment related to the Company's expansion efforts, including $6,789,000 related to nonconsolidated affiliates reflected as additions to investments in and advances to affiliates. In addition, the Company acquired the Rapid City MSA and interests in other managed markets using $13,992,000, and sold nonmanaged interests providing cash of $9,037,000.

         Net cash provided by financing activities was $13,455,000 for the year ended September 30, 1994. These proceeds included $11,149,000 of incremental secured bank financing and $1,479,000 of cash from the issuance of Common Stock upon exercise of options.

Liquidity and Capital Resources
-------------------------------

         General.  CommNet Cellular Inc. (referred to herein as the "parent
         -------
company") is effectively a holding company and, accordingly, must rely on dividends, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of liquidity is the Credit Agreement, pursuant to which CoBank, ACB, as agent for a syndicate of lenders ("CoBank") has agreed to lend up to $165,000,000 ($130,000,000 at September 30, 1994) (the "credit facility") to CIFC. Of the $165,000,000, $140,000,000 may be reloaned by CIFC to the Company's affiliates for the construction, operation and expansion of cellular telephone systems including up to $5,000,000 for the construction and operation of a paging network. The remaining $25,000,000 is reserved for acquisitions by CINC. Of the $140,000,000, $80,000,000 ($57,100,000 at September 30, 1994) is available to be borrowed by CIFC to be repaid to the parent company and used for general corporate purposes, including capital expenditures, debt service and acquisitions. The Credit Agreement restricts the ability of the Company's affiliates and subsidiaries, a substantial number of which are consolidated for financial statement purposes, to make distributions to the parent company until such affiliates and subsidiaries have repaid all outstanding debt to CIFC. As a result, a substantial portion of the Company's consolidated cash flows and cash balances is not available to satisfy the parent company's capital and debt service requirements.

         The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital, debt service and certain potential acquisitions and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates. In addition to budgeted capital requirements, the Company is constantly evaluating the acquisition of additional cellular properties, and to the extent the Company consummates future acquisitions, additional capital may be required.

         As of September 30, 1995, the Company had unused commitments under the Credit Agreement of $128,737,000, of which approximately $60,225,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at September 30, 1995 the Company, on a consolidated basis, had available $41,018,000 of cash and cash equivalents. In July 1995, the Company issued $80,000,000 of 11 1/4% Subordinated Notes due 2005 ("Notes"). Proceeds received by the Company after fees and commissions were $77,400,000. The Company then called its 6 3/4% Convertible Subordinated Debentures ("Debentures") for redemption. Of the $74,747,000 aggregate principal amount of the Debentures outstanding, $41,852,000 were redeemed using proceeds from the issuance of the Notes, and the balance of $32,895,000 were converted into 1,190,673 shares of the Company's Common Stock, providing net cash of $34,297,000. Also in July 1995, the Company sold its Nebraska RSA interests for approximately $24,300,000 in cash. See "Acquisitions and Sales." Of these proceeds, $19,100,000 were used to repay borrowings from CoBank, and are available to fund parent company capital expenditures, debt service requirements and acquisitions, if any.

         On a consolidated basis, the Company's capital expenditures for the twelve months ended September 30, 1995 were $31,919,000. The Company plans to make parent company capital expenditures and fund working capital and acquisition requirements for fiscal year 1996 of $34,889,000, primarily for switch capacity and computer system upgrades. Capital expenditures, working capital, and other operating requirements of the Company's affiliates are expected to be $45,363,000 for fiscal 1996, to fund working capital requirements, channel expansion and additional cell sites.

         The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the Notes. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for fiscal year 1996 will be $14,638,000. Revolving loan indebtedness outstanding under the Credit Agreement will be converted to term loan indebtedness at December 31, 1996 and will be amortized over the next four years. See "The Credit Agreement" below.

         Conversion of the Company's 6 3/4% Convertible Subordinated Debentures and a portion of its 8.75% Convertible Senior Subordinated Notes occurred during fiscal year 1995. Had these conversions occurred at the beginning of that fiscal year, earnings per share would have increased from $.01 to $.14.

         The Company believes operating cash flow, existing cash balances, and borrowing availability under the Credit Agreement, will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

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

         The Credit Agreement. Pursuant to the Credit Agreement, CoBank has
         --------------------
agreed to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of September 30, 1995, approximately $60,225,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. As of September 30, 1995, the outstanding balance under the Credit Agreement was approximately $36,210,000. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.75% at September 30, 1995) or 2.50% over LIBOR (8.53% at September 30, 1995). The Credit Agreement is a revolving loan which converts to a four-year term loan on December 31, 1996. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

         In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has fixed interest rates on approximately $35,090,000 of its long-term debt payable to CoBank at an average rate of 10.9% which matures during 1996. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.75% at September 30, 1995). The weighted average interest rate of borrowings under the Credit Agreement, after giving effect to the swap, was 10.68% at September 30, 1995.

         The Credit Agreement prohibits the payment of cash dividends, limits the use of borrowings, prohibits any other senior borrowings, restricts expenditures for certain investments, requires positive working capital and requires the maintenance of certain liquidity, capitalization, debt, debt service and cash interest ratios. The requirements of the Credit Agreement were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the Credit Agreement. Approval may be required from the syndicate for waivers or other amendments to the Credit Agreement requested by CIFC or the Company.

Supplemental Information:

                      SELECTED COMBINED AND PROPORTIONATE
                    OPERATING RESULTS OF CELLULAR LICENSEES

         The following table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally interests of more than 50%), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting ordinarily results in the same net income as consolidation; however, the net operating results are reflected on one line below operating income. Operating activity related to interests accounted for under the cost method are not reflected at all in a GAAP operating statement.

                                                                      Years ended September 30,
                                     --------------------------------------------------------------------------------------
                                          1995          1994          1995             1994          1995         1994
                                     ----------------------------  ----------------------------  --------------------------
                                              Combined (1)          Financed Proportionate (2)    Company Proportionate (3)
                                     ----------------------------  ----------------------------  --------------------------
MANAGED MARKETS
Revenues:
  Cellular service                     $74,142,761   $51,019,112   $69,140,038     $46,701,818   $53,867,619   $35,851,984
  In-roaming                            26,362,647    17,333,820    24,761,059      15,826,592    19,038,939    11,795,775
  Equipment sales                        4,683,217     5,082,082     4,334,289       4,661,880     3,347,504     3,501,916
                                      ------------   -----------   -----------     -----------   -----------   -----------
       Total revenues                  105,188,625    73,435,014    98,235,386      67,190,290    76,254,062    51,149,675
Costs and expenses involving cash:
  Cost of sales:
       Cellular service (including
         in-roaming)                    19,871,337    11,871,044    18,813,360      11,077,524    14,192,390     8,015,495
       Equipment sales                   8,325,392     5,330,514     7,723,603       4,879,149     5,906,530     3,665,013
  General and administrative            24,658,751    21,777,015    23,090,196      20,026,263    17,984,622    15,189,078
  Marketing and selling                 26,386,599    20,160,573    24,642,430      18,447,497    19,096 875    14,078,272
                                      ------------   -----------   -----------     -----------   -----------   -----------
       Total cash costs and
         expenses                       79,242,079    59,139,146    74,269,589      54,430,433    57,180,417    40,947,858
                                      ------------   -----------   -----------     -----------   -----------   -----------
EBITDA                                 $25,946,546   $14,295,868   $23,965,797     $12,759,857   $19,073,645   $10,201,817
                                      ============   ===========   ===========     ===========   ===========   ===========

Capital expenditures                   $35,797,471   $42,575,703   $32,388,249     $41,735,232   $25,567,382   $34,227,936

Subscriber count                           151,482        99,002       139,773          90,163       108,255        68,378
Total markets                                   56            55            56              55            56            55

NONMANAGED MARKETS
Revenues:
  Cellular service (including
       in-roaming)                     $86,148,033   $51,913,569   $17,858,383     $15,063,941   $ 9,928,218   $ 7,557,907
  Equipment sales                        8,432,963     3,129,756     1,378,457         933,368       868,769       493,465
                                      ------------   -----------   -----------     -----------   -----------   -----------
  Total revenues                        94,580,996    55,043,325    19,236,840      15,997,309    10,796,987     8,051,372
Costs and expenses
  involving cash:
  Cost of sales:
       Cellular service                 25,060,634    17,184,198     5,583,536       5,121,737     3,033,825     2,509,440
       Equipment sales                   8,047,571     1,865,154     1,345,072         660,441       818,404       340,680
  General and administrative            16,373,889    13,007,116     3,819,171       3,914,072     2,119,443     2,030,094
  Marketing and selling                 22,972,033    13,203,205     5,119,486       3,814,477     2,867,660     1,875,793
                                      ------------   -----------   -----------     -----------   -----------   -----------
  Total cash costs
    and expenses                        72,454,127    45,259,673    15,867,265      13,510,727     8,839,332     6,756,007
                                      ------------   -----------   -----------     -----------   -----------   -----------
EBITDA                                 $22,126,869   $ 9,783,652   $ 3,369,575     $ 2,486,582   $ 1,957,655   $ 1,295,365
                                      ============   ===========   ===========     ===========   ===========   ===========

Capital expenditures                   $35,174,267   $18,343,851   $ 9,545,666     $ 5,605,325   $ 5,539,806   $ 2,753,255

Subscriber count                           174,930        78,984        32,208          22,845        19,126        11,198
Total markets                                   27            40            27              40            27            40

                                                                 Years ended September 30,
                                                              -----------------------------
                                                                  1995           1994
                                                              -----------------------------
Reconciliation From Company Proportionate EBITDA to
  Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)  $ 20,941,990   $ 11,497,182
Proportionate depreciation and amortization                   (13,285,237)    (8,976,825)
Proportionate interest expense                                 (9,230,944)    (7,137,597)
Proportionate write-down of cellular system equipment                   -     (2,513,136)
Equity in nonlicensee affiliates                               (5,079,493)    (4,361,848)
Minority interests                                               (578,810)    (1,310,177)
Intercompany interest                                           6,819,980      5,021,225
Amortization of license costs not owned by affiliates          (2,276,247)    (1,892,465)
Unallocated corporate expenses                                 (3,468,189)    (2,516,017)
Gains on sales of affiliates                                   19,471,476      3,911,943
Interest expense (net) and other                              (13,252,559)    (8,473,437)
                                                             ------------   ------------

Consolidated net income (loss)                               $     61,967   $(16,751,152)
                                                             ============   ============

_______________
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's owner-ship interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.

         The following table presents "Financed Proportionate" operating results and other cash activity of the cellular licensees in which the Company holds an interest, as well as incremental cash activity of the Company. Financed Proportionate activity represents cash flows that are allocable to the Company which, when received, will be used to pay the Company's obligations to CoBank.

                                                          Years ended September 30,
                                                       ------------------------------
                                                            1995            1994
                                                       ------------------------------

Revenues:
  Cellular service (including in-roaming)              $111,759,480    $ 77,592,351
  Equipment sales                                         5,712,746       5,595,248
                                                       ------------    ------------
       Total revenues                                   117,472,226      83,187,599

Cash costs and expenses:
  Cost of sales:
     Cellular service (including in-roaming)             24,396,896      16,199,261
     Equipment sales                                      9,068,675       5,539,590
  General and administrative                             26,909,367      23,940,335
  Marketing and selling                                  29,761,916      22,261,974
                                                       ------------    ------------

       Total operating expenses                          90,136,854      67,941,160
                                                       ------------    ------------

EBITDA                                                   27,335,372      15,246,439

Cash interest expense (net)                             (12,208,671)     (9,731,301 )

Capital expenditures, including corporate               (49,344,471)    (54,764,909 )

Changes in operating assets and liabilities and other     1,132,971      (4,297,204)
                                                       ------------    ------------

  Cash used by financed cellular licensee affiliates    (33,084,799)    (53,546,975)

Acquisition activity involving cash                      23,653,579      (4,954,672 )

Nonlicensee cash corporate expenses                      (2,485,779)     (1,545,251 )

Changes to long-term debt and equity                     29,654,555      16,573,567
                                                       ------------    ------------

Change in cash and short-term investments              $ 17,737,556    $(43,473,331)
                                                       ============    ============

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company are filed under this item, beginning on page II-17. The consolidated financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                        Report of Independent Auditors
                        ------------------------------


The Board of Directors and Shareholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheets of CommNet Cellular Inc. as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)) present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                   ERNST & YOUNG LLP

Denver, Colorado
December 1, 1995, except for Note 14,
   as to which the date is December 7, 1995

                             COMMNET CELLULAR INC.

                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1995 and 1994


ASSETS (Note 5)                                                    1995                   1994
------                                                             ----                   ----
Current assets:
  Cash and cash equivalents                                  $  41,017,845          $   2,081,591
  Available-for-sale securities (Note 3)                                 -             21,198,698
  Accounts receivable, net of allowance for doubtful
    accounts of $1,957,810 and $2,677,124 in
    1995 and 1994, respectively                                 13,673,168             13,591,217
  Inventory and other                                            2,931,155              7,316,770
                                                             -------------          -------------

        Total current assets                                    57,622,168             44,188,276

Investment in and advances to affiliates (Notes
  2 and 4)                                                      56,918,738             61,908,761

Investment in cellular system equipment                          5,426,686              9,732,075

Property and equipment, at cost (Note 7):
  Cellular system equipment                                    107,433,095             79,215,294
  Land, buildings and improvements                              23,183,361             17,361,917
  Furniture and equipment                                       18,636,304             14,796,494
                                                             -------------          -------------

                                                               149,252,760            111,373,705
  Less accumulated depreciation                                 43,963,285             31,455,978
                                                             -------------          -------------

        Net property and equipment                             105,289,475             79,917,727

Other assets, less accumulated amortization
  of $28,616,576 and $25,979,913 in 1995 and
  1994, respectively:
    FCC licenses and filing rights (Note 2)                     92,349,639             80,458,461
    Deferred loan costs and other                                8,061,250              6,432,286
                                                             -------------          -------------

        Total other assets                                     100,410,889             86,890,747
                                                             -------------          -------------

                                                              $325,667,956          $ 282,637,586
                                                             =============          =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                          September 30, 1995 and 1994


LIABILITIES AND STOCKHOLDERS' EQUITY                          1995                1994
------------------------------------                          ----                ----
Current liabilities:
  Accounts payable                                     $   9,266,607        $  10,327,933
  Accrued liabilities                                      4,861,608            4,325,914
  Accrued interest                                         3,264,934            2,331,034
  Current portion of long-term debt                                -            1,090,870
  Obligation under capital leases due within
    one year                                                 318,188              588,025
                                                       -------------        -------------

        Total current liabilities                         17,711,337           18,663,776

Long-term debt:
  Secured bank financing (Note 5)                         36,262,558           50,448,361
  Obligation under capital leases due after one year
    (Note 7)                                                 449,230              785,082
  11 3/4% senior subordinated discount
    notes (Note 6)                                       126,644,799          112,979,725
  11 1/4% subordinated notes (Note 6)                     80,000,000                    -
  6 3/4% convertible subordinated debentures (Note 6)              -           74,750,000
  8.75% convertible subordinated notes (Note 6)            3,000,000            4,950,000

Minority interests                                         2,944,370            4,154,175

Commitments (Note 8)

Stockholders' equity
  (Notes 2, 3, 5, 6, 10, 11 and 12):
  Preferred Stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued                                   -                    -
  Common Stock, $.001 par value; 40,000,000 shares
    authorized; 13,442,967 and 11,739,108 shares
    issued at September 30, 1995
    and 1994, respectively                                    13,443               11,739
  Capital in excess of par value                         159,381,589          117,146,376
  Unrealized losses on available-for-sale
    securities                                                     -             (450,311)
  Accumulated deficit                                   (100,739,370)        (100,801,337)
                                                       -------------        -------------

        Total stockholders' equity                        58,655,662           15,906,467
                                                       -------------        -------------

                                                       $ 325,667,956        $ 282,637,586
                                                       =============        =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended September 30, 1995, 1994 and 1993

                                                           1995                1994                     1993
                                                       -------------        -------------            -------------
Revenues:
  Cellular service                                     $  60,853,410        $  39,211,428             $ 21,750,092
  In-roaming                                              21,085,374           13,374,711                7,110,438
  Equipment sales                                          7,905,335            8,773,912                4,828,781
                                                       -------------        -------------            -------------
                                                          89,844,119           61,360,051               33,689,311
Costs and expenses:
  Cellular operations:
    Cost of cellular service                              16,161,808            9,467,025                6,100,229
    Cost of equipment sales                               10,901,651            8,834,865                5,218,012
    General and administrative                            20,223,526           16,767,717               10,505,106
    Marketing and selling                                 21,641,757           15,786,030                8,465,287
    Depreciation and amortization                         15,454,123           10,541,476               17,581,946
    Write-down of property and equipment                           -            2,864,589                        -
 Corporate:
   General and administrative                              7,392,125            6,944,193                7,122,454
   Depreciation and amortization                           2,141,025            2,109,379                2,368,562
   Write-down of property and equipment                            -              251,667                        -
   Less amounts allocated to nonconsolidated
     affiliates                                           (6,064,961)          (6,537,555)              (8,241,752)
                                                       -------------        -------------             ------------
                                                          87,851,054           67,029,386               49,119,844
                                                       -------------        -------------            -------------
Operating  income (loss)                                   1,993,065           (5,669,335)             (15,430,533)
Equity in net loss of affiliates (Note 4)                 (5,028,219)          (5,092,484)              (6,339,145)
Minority interest in net income of
  consolidated affiliates                                   (963,956)            (543,607)                       -
Gains on sales of affiliates and other (Note 2)           19,471,476            3,911,943                7,821,424
Interest expense                                         (26,043,802)         (21,338,505)             (16,427,796)
Interest income (Note 4)                                  13,045,660           12,080,836               10,701,511
                                                       -------------        -------------             ------------

Income (loss) before income taxes and
  extraordinary charge                                     2,474,224          (16,651,152)             (19,674,539)
Income tax expense                                           400,000              100,000                        -
                                                       -------------        -------------             ------------
Income (loss) before extraordinary charge                  2,074,224          (16,751,152)             (19,674,539)

Extraordinary charge related to early
  extinguishment of long-term debt
  (Notes 5 and 6)                                         (2,012,257)                   -               (2,991,673)
                                                       =============        =============             ============
Net income (loss)                                      $      61,967        $ (16,751,152)            $(22,666,212)
                                                       =============        =============             ============

Income (loss) per common share:
  Income (loss) before extraordinary charge            $         .17        $       (1.45)            $      (2.30)
  Extraordinary charge                                          (.16)                   -                     (.35)
                                                       -------------        -------------             ------------
  Net income (loss) per common share                   $         .01        $       (1.45)            $      (2.65)
                                                       =============        =============             ============

Weighted average shares outstanding                       12,153,592           11,577,191                8,551,785
                                                       =============        =============             ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 Years ended September 30, 1993, 1994 and 1995

                                                                              Capital in
                                               Common Stock                   Excess of        Unrealized      Accumulated
                                      Shares                   Amount         Par Value      Gains (Losses)      Deficit
                                      -------------------------------         ------------   --------------   -------------
Balance at
  September 30, 1992                   8,311,792               $8,312          $65,615,549   $            -    $(61,383,973)


Exercise of options                       35,000                   35              636,077                -               -
Issuance of Common
  Stock - acquisitions (Note 2)          405,226                  405            5,942,965                -               -
Issuance of Common
  Stock - ESOP (Note 11)                  17,232                   17              297,235                -               -
Debenture conversion                     142,329                  142            2,127,677                -               -
Net loss                                       -                    -                    -                -     (22,666,212)
                                   -------------        -------------         ------------   --------------   -------------
Balance at
  September 30, 1993                   8,911,579                8,911           74,619,503                -     (84,050,185)


Exercise of options                      121,250                  122            1,478,587                -               -
Issuance of Common
  Stock - acquisitions (Note 2)          156,132                  156            2,761,396                -               -
Issuance of Common
  Stock - ESOP (Note 11)                  20,953                   21              477,969                -               -
Debenture conversion (Note 6)          2,529,194                2,529           37,808,921                -               -
Unrealized losses (Note 3)                     -                    -                    -         (450,311)              -
Net loss                                       -                    -                    -                -     (16,751,152)
                                   -------------        -------------         ------------   --------------   -------------
Balance at
  September 30, 1994                  11,739,108               11,739          117,146,376         (450,311)   (100,801,337)


Exercise of options                      101,875                  102              815,192                -               -
Debenture conversion (Note 6)          1,320,785                1,321           34,088,451                -               -
Issuance of Common
  Stock - acquisitions (Note 2)          262,178                  262            6,779,980                -               -
Issuance of Common
  Stock - ESOP (Note 11)                  19,021                   19              551,590                -               -
Reversal of unrealized
  losses (Note 3)                              -                    -                    -          450,311               -
Net income                                     -                    -                    -                -          61,967
                                   -------------        -------------         ------------   --------------   -------------
Balance at
  September 30, 1995                  13,442,967              $13,443         $159,381,589   $            -   $(100,739,370)
                                   =============        =============         ============   ==============   =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1995, 1994 and 1993


                                                          1995               1994                      1993
                                                          ----               ----                      ----
Operating activities:
  Net income (loss)                                 $      61,967         $(16,751,152)            $(22,666,212)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Extraordinary charge related to early
      extinguishment of long-term debt                  2,012,257                    -                2,991,673
    Minority interests                                    963,956              543,607                        -
      Compensation expense related
      to ESOP and option grants                           551,609              477,990                  554,648
    Depreciation and amortization                      17,595,148           12,650,855               19,950,508
    Equity in net loss of affiliates                    5,028,219            5,092,484                6,339,145
    Gains on sales of affiliates and other            (19,471,476)          (3,911,943)              (7,821,424)
    Interest expense on 11 3/4%
     senior discount notes                             13,665,074           12,133,155                  846,205
    CoBank patronage income                              (534,690)            (814,837)                (719,005)
    Accrued interest on advances to affiliates        (11,247,128)         (11,380,231)              (9,542,484)
    Write-down of property and equipment                        -            3,116,256                        -
    Write-down of short-term investments                        -              743,511                        -
    Loss on sale of short-term investments                221,598                    -                        -
  Change in operating assets and liabilities,
    net of effects from consolidating acquired
    interests (Note 2):
    Accounts receivable                                   927,342           (3,797,083)              (3,954,727)
    Inventory and other                                 4,386,710           (4,363,083)                (789,336)
    Accounts payable and accrued liabilities           (1,026,349)            (245,557)               2,602,049
    Accrued interest                                      933,900             (663,529)                 126,982
                                                       ----------           ----------               ----------

Net cash provided (used) by operating activities       14,068,137           (7,169,557)             (12,081,978)

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                Years ended September 30,  1995, 1994 and 1993

                                                     1995                 1994                   1993
                                                     ----                 ----                   ----
Investing activities:
  Purchases of available-for-sale securities    $     (82,109)        $(16,788,067)            $(28,994,122)
  Sales of available-for-sale securities           21,509,520           15,488,406               21,692,323
  Additions to investments in and
    advances to affiliates                         (6,016,550)          (6,789,273)              (9,274,470)
  Reductions in (additions to) investment in
     cellular system equipment                      4,305,389           (5,365,713)                  98,370
  Additions to property and equipment             (36,101,726)         (31,455,008)              (7,547,311)
  Additions to other assets                          (239,896)                   -               (1,057,834)
  Proceeds from sales of interests in
    affiliates (Note 2)                            26,140,199            9,037,328                7,334,198
  Purchase of interests in affiliates, net
    of cash acquired and net of assets
    and liabilities recorded due to
    consolidation (Note 2)                         (2,486,620)         (13,992,000)             (12,082,316)
                                                -------------        -------------             ------------
Net cash provided (used) by investing
  activities                                        7,028,207          (49,864,327)             (29,831,162)

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                 Years ended September 30, 1995, 1994 and 1993


                                                        1995                1994                    1993
                                                        ----                ----                    ----
Financing activities:
  Proceeds from secured bank financing             $  23,366,240        $  13,779,086             $ 38,566,144
  Payments of secured bank financing                 (38,642,913)          (2,629,888)             (74,195,558)
  Extraordinary charge related to early
    extinguishment of long-term debt                  (1,130,004)                   -               (2,991,673)
  Loan fees and offering costs related
    to long-term debt                                 (1,511,018)                   -                        -
  Additions (reductions) of obligation
    under capital leases                                (605,689)             826,807                 (163,989)
  Issuance of senior discount notes                            -                    -               96,739,604
  Issuance of convertible subordinated
    notes                                                      -                    -                4,705,000
  Issuance of subordinated notes                      77,400,000                    -                        -
  Redemption of convertible subordinated
    debentures                                       (41,852,000)                   -                        -
  Issuance of Common Stock, net of
    offering costs                                       815,294            1,478,709                  378,716
                                                   -------------        -------------           --------------
Net cash provided by financing activities             17,839,910           13,454,714               63,038,244
                                                   -------------        -------------           --------------

Net increase (decrease) in cash and
 cash equivalents                                     38,936,254          (43,579,170)              21,125,104
                                                   -------------        -------------           --------------

Cash and cash equivalents at beginning
 of year                                               2,081,591           45,660,761               24,535,657
                                                   -------------        -------------           --------------

Cash and cash equivalents at end of year           $  41,017,845        $   2,081,591             $ 45,660,761
                                                   =============        =============           ==============

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                 Years ended September 30, 1995, 1994 and 1993


Supplemental schedule of additional cash flow information and noncash activities:

                                                   1995         1994          1993
                                                   ----         ----          ----
Cash paid during the year for interest          $12,208,671  $ 9,731,301   $15,454,609

Purchase of cellular system equipment
 through accounts payable                         4,234,597    4,112,406     1,158,791

Impact on investments and advances to
 affiliates from minority interest recorded
 due to reorganization of eight Nebraska
 affiliates, six of which were accounted for
 under the equity method, into one
 consolidated Nebraska affiliate                          -            -     1,839,571

Purchases of interests in affiliates by
 issuance of Common Stock                         6,780,242    2,761,552     6,532,467

Conversion of convertible subordinated
 debentures to Common Stock                      34,089,772   37,811,450     2,127,819

Additions to deferred loan costs related
 to 11 3/4% senior discount notes and
 8.75% convertible subordinated
 notes                                                    -            -     3,505,761

Additions to deferred loan costs related
 to 11 1/4% subordinated notes                    2,600,000            -             -

Write-off of offering costs included in
 extraordinary loss on early extinguish-
 ment of long-term debt                             882,253            -             -

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies
     ------------------------------------------
     Organization and basis of presentation

     CommNet Cellular Inc. and its majority-owned affiliates (the "Company") operates, manages and finances cellular telephone systems principally in the mountain and plains regions of the United States. Cellular telephone systems are capable of providing a wide variety of telecommunication services including high quality wireless local and long-distance telephone service within a specified market area through mobile, portable or fixed telephone equipment.

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

     The Company and its affiliates participated in the following markets as of September 30, 1995:

                                              Net Company
        MSA or                                Interest in
     RSA Code (1)           State             Licensee (2)
     ------------  -------------------------  ------------
     MSAs:    141  Minnesota                     8.01%
              185  Indiana                      16.67%
              241  Colorado                     73.99%
              253  Iowa                         74.50%
              267  South Dakota                 51.00%
              268  Montana                      54.10%
              279  Maine                        11.11%
              289  South Dakota                100.00%
              297  Montana                     100.00%
              298  North Dakota                 70.00%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                              Net Company
        MSA or                                Interest in
     RSA Code (1)           State             Licensee (2)
     ------------  -------------------------  ------------
     RSAs:    348  Colorado                    10.00%
              349  Colorado                    61.75%
              351  Colorado                    61.75%
              352  Colorado                    66.00%
              353  Colorado                   100.00%
              354  Colorado                    69.40%
              355  Colorado                    49.00%
              356  Colorado                    49.00%
              389  Idaho                       50.00%
              390  Idaho                       33.33%
              392  Idaho (B1)                 100.00%
              393  Idaho                       91.64%
              415  Iowa                        10.11%
              416  Iowa                        38.50%
              417  Iowa                       100.00%
              419  Iowa                        44.92%
              420  Iowa                       100.00%
              424  Iowa                        17.15%
              425  Iowa                        13.28%
              426  Iowa                        49.14%
              427  Iowa                        49.17%
              428  Kansas                       3.07%
              429  Kansas                       3.07%
              430  Kansas                       3.07%
              431  Kansas                       3.07%
              432  Kansas                       3.07%
              433  Kansas                       3.07%
              434  Kansas                       3.07%
              435  Kansas                       3.07%
              436  Kansas                       3.07%
              437  Kansas                       3.07%
              438  Kansas                       3.07%
              439  Kansas                       3.07%
              440  Kansas                       3.07%
              441  Kansas                       3.07%
              442  Kansas                       3.07%
              512  Missouri (B1)               14.70%
              523  Montana (B1)               100.00%
              523  Montana (B2)                98.76%
              524  Montana                     61.75%
              525  Montana                     69.40%
              526  Montana                    100.00%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                              Net Company
        MSA or                                Interest in
     RSA Code (1)           State             Licensee (2)
     ------------  -------------------------  ------------

              527  Montana                       100.00%
              528  Montana                        61.75%
              529  Montana                        74.50%
              530  Montana                        61.75%
              531  Montana                       100.00%
              532  Montana                       100.00%
              553  New Mexico                     16.33%
              555  New Mexico                     12.25%
              557  New Mexico                     16.33%
              580  North Dakota                   52.76%
              581  North Dakota                   49.00%
              582  North Dakota                   41.45%
              583  North Dakota                   49.00%
              584  North Dakota                   61.75%
              634  South Dakota                  100.00%
              635  South Dakota                   56.29%
              636  South Dakota                   57.50%
              638  South Dakota(B1)              100.00%
              638  South Dakota(B2)              100.00%
              639  South Dakota(B1)               61.75%
              639  South Dakota(B2)               61.75%
              640  South Dakota                   64.49%
              641  South Dakota                   61.13%
              642  South Dakota                   49.00%
              675  Utah                          100.00%
              676  Utah                          100.00%
              677  Utah (B3)                     100.00%
              678  Utah                           80.00%
              718  Wyoming                        66.00%
              719  Wyoming                       100.00%
              720  Wyoming                       100.00%

     (1) Metropolitan Statistical Area ("MSA") ranking is based on population as established by the FCC. Rural Service Areas ("RSAs") have been numbered by the FCC alphabetically by state.
     (2) Represents the net ownership interest held by the Company in the licensee for the respective market.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. All significant intercompany transactions have been eliminated.

     Minority interests, occurring only when other stockholders or partners provide funding to the affiliates, is classified with noncurrent liabilities in the accompanying balance sheets. For all other majority-owned affiliates, the Company records all operating losses given that the minority interests have no funding obligations. At such time as the cumulative net income attributed to these nonfunding minority interests exceeds the cumulative net losses previously absorbed, the Company will record a minority interest liability for such entities.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Short-term investments

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 30, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of September 30, 1994 of adopting Statement 115, including the reversal of $450,311 of lower of cost or market adjustments recorded that year, decreased net loss by $450,311. The ending balance of shareholders equity also was decreased by $450,311 to reflect the net unrealized holding loss on securities classified as available-for-sale that were previously classified as held for investment and held for sale, and carried at amortized cost and lower of cost or market, respectively. The Company holds no short-term investments at September 30, 1995.

     Accounts receivable

     The Company performs credit evaluations of its customers' financial condition prior to initial activation and generally does not require collateral. Receivables generally are due within 30 days. Credit losses relating to the Company's customers consistently have been within management's expectations.
The Company's provision for doubtful accounts receivable was approximately $5,096,000, $3,372,000 and $1,077,000 for the years ended September 30, 1995,
1994 and 1993, respectively.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     During the year ended September 30, 1994, the Company replaced and upgraded certain cellular system equipment. As a result, the Company realized a loss of $3,116,000 representing the excess of net book over realizable value.

     Property and equipment

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for
                   ----------------------------------------------------------
Long-Lived Assets to be Disposed of, which requires impairment losses to be
-----------------------------------
recorded on long-lived assets used in operations when indicators of impairment are present. The Company is required to adopt Statement 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

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

     Effective October 1, 1993, the Company revised its estimate of the useful life of FCC license acquisition costs from the remaining initial ten-year term to 40 years from the date of acquisition to conform with industry practices. This change in estimate was accounted for prospectively and resulted in a reduction of amortization expense for the years ended September 30, 1995 and 1994 of approximately $10,645,000 and $11,024,000, or $.88 and $.95 per common share, respectively.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------

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

     The Company incurs certain overhead costs related to expansion. As a result, the Company capitalized $2,536,000 and $3,991,000 for the years ended September 30, 1995 and 1994, respectively, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $816,000 and $713,000 to nonconsolidated affiliates for the years ended September 30, 1995 and 1994, respectively. Overhead costs capitalized and allocated to nonconsolidated affiliates were not material for the year ended September 30, 1993.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $2,624,000, $2,370,000 and $1,275,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Income taxes

     Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see Note 9 - "Income taxes").

     Earnings per common share

     Net income (loss) per common share is based on the weighted average number of common shares outstanding during the periods. Common Stock equivalents consist of employee stock options. The difference between earnings per common share and primary earnings per share is insignificant. Fully diluted earnings per share are not presented because conversion of the convertible subordinated debentures and notes would be anti-dilutive. The convertible subordinated debentures and notes are not considered to be Common Stock equivalents.

     Certain reclassifications

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 financial statement presentation.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business acquisitions and dispositions
     --------------------------------------

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

     In March 1993, the Company completed a multimarket exchange with U S West NewVector in which the Company transferred to U S West NewVector the Company's interest in one nonmanaged RSA market and two nonmanaged MSA markets in exchange for U S West NewVector's interest in seven RSA markets and one MSA market managed by the Company plus approximately $3,418,000 in cash. The exchange resulted in a gain to the Company of approximately $3,812,000.

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

     In August 1993, the Company transferred its interest in two affiliates which held interests in one nonmanaged RSA market and one managed MSA market in exchange for a 98.11% interest in an RSA market which will be managed by the Company and $3,916,000 in cash pursuant to an exchange agreement with Pacific Telecom Cellular, Inc. In order to fulfill its obligations under the agreement, the Company acquired the outstanding shares of four corporations for approximately $3,499,000 paid by the issuance of 194,474 shares of Common Stock of the Company and approximately $478,000 in cash. The exchange resulted in a gain to the Company of approximately $4,889,000. The agreement also provided for the sale by the Company of its interest in two additional affiliates which held interests in nonmanaged RSA markets. The sale of one interest was

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business acquisitions and dispositions (continued)
     --------------------------------------

consummated in December 1993. The Company transferred the second interest to a partner in that market pursuant to a judgment in January 1995.

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

     1995

     In November 1994, the Company purchased an additional 5.97% interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholder's agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business acquisitions and dispositions (continued)
     --------------------------------------

for approximately $450,000 in cash. In February 1995, the Company purchased an additional 3.37% interest in this corporation for 34,688 shares of the Company's Common Stock. In March 1995, the Company purchased an additional 2.57% interest in this corporation for 28,638 shares of the Company's Common Stock. In July 1995, the Company sold its 61.50% interest in Nebwest Cellular, Inc. which owned 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24,300,000 which resulted in a gain after tax of approximately $19,600,000.

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

     In August and September 1995, the Company acquired additional interests ranging from 3% to 26% in two managed markets for 3,592 shares of the Company's Common Stock and approximately $38,000 in cash.

     Each of the above acquisitions was accounted for using the purchase method of accounting. The applicable results of operations of the acquired interests have been included in the Company's consolidated statements of operations from the respective acquisition dates.

     The following represents the pro forma results of operations as if the above noted acquisitions and dispositions had occurred at the beginning of the respective period in which the acquisition or disposition occurred, as well as at the beginning of the immediately preceding period:

                                                     Year ended September 30,
                                          ----------------------------------------------
                                              1995             1994             1993
                                              ----             ----             ----
     Revenues                             $92,154,465      $67,287,028      $41,241,051
     Equity in net loss of affiliates      (5,169,526)      (3,887,630)      (4,854,046)
     Income (loss) before extraordinary
        charge                                887,151        1,096,656      (17,028,171)
     Net income (loss)                     (1,125,106)       1,096,656      (20,019,844)
     Net income (loss) per common share          (.09)             .09            (2.25)

     In November 1995, the Company purchased additional interests ranging from 18% to 19% in three managed markets for 28,283 shares of the Company's Common Stock.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Short-term investments
     ----------------------

     On September 30, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified all short-term investments as available-for-sale.

     The following is a summary of available-for-sale securities at September 30, 1994:

                                                   Available-for-Sale Securities
                                  ----------------------------------------------------------------
                                                      Gross             Gross          Estimated
                                                    Unrealized        Unrealized         Fair
                                       Cost            Gains            Losses           Value
                                  -------------    -------------    -------------    -------------
     U.S. treasury securities      $ 9,182,412      $         -      $  242,151       $ 8,940,261
       and obligations of U.S.
       government agencies

     U.S. government treasuries     11,500,000                -         184,098        11,315,902
       and agencies funds

     U.S. corporate bonds              966,597                -          24,062           942,535
                                  -------------    -------------    -------------    -------------
                                   $21,649,009      $         -      $  450,311       $21,198,698
                                  =============    =============    =============    =============

     The gross realized loss on sales of available-for-sale securities totaled $222,000 and $744,000 for the years ended September 30, 1995 and 1994, respectively. The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of shareholders' equity totaled $450,000 as of September 30, 1994. The Company had no available-for-sale securities at September 30, 1995, and accordingly, there was no unrealized holding gain (loss).

4.   Investment in and advances to affiliates
     ----------------------------------------

     Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:

                                                           September 30,
                                                           -------------
                                                       1995            1994
                                                       ----            ----
     Investment                                    $13,144,941     $12,605,395
     Equity in loss - cumulative                   (23,399,231)    (24,049,632)
     Advances and other                             67,173,028      73,352,998
                                                   -----------     -----------

                                                   $56,918,738     $61,908,761
                                                   ===========     ===========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Investment in and advances to affiliates (continued)
     ----------------------------------------

    The combined financial position of the nonconsolidated affiliates is as follows:

                                                                September 30,
                                                                -------------
                                                            1995            1994
                                                            ----            ----
     Current assets                                    $  2,928,727    $  8,597,246
     Investment in affiliated limited partnerships       13,188,571      10,446,767
     Property and equipment, net of accumulated
        depreciation                                     14,268,552      33,162,750
     Other assets                                         2,599,814       4,079,497
                                                       ------------    ------------

        Total assets                                   $ 32,985,664    $ 56,286,260
                                                       ============    ============

     Due to CommNet Cellular Inc.                      $  8,592,946    $ 11,981,737
     Due to Cellular, Inc. Financial Corporation         54,410,718      55,428,739
     Other liabilities                                    5,783,090      21,389,471
     Minority interests                                     565,259         859,823
     Stockholders' deficit                              (36,366,349)    (33,373,510)
                                                       ------------    ------------

     Total liabilities and stockholders' deficit       $ 32,985,664    $ 56,286,260
                                                       ============    ============

     Combined operations of these nonconsolidated affiliates are summarized as follows:

                                               Year ended September 30,
                                               ------------------------
                                         1995             1994             1993
                                         ----             ----             ----
     Revenues                       $ 14,260,074     $ 42,160,218     $ 27,121,816
     Operating costs                 (23,345,038)     (50,519,584)     (36,205,918)
     Minority interests                   (3,572)           7,333          324,259
     Equity in income (loss) of
        affiliates                        (4,110)         369,495         (660,397)
                                    ------------     ------------     ------------

     Net loss                       $ (9,092,646)    $ (7,982,538)    $ (9,420,240)
                                    ============     ============     ============

     Interest income from affiliates on advances was $11,247,128, $11,380,231 and $9,542,484 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Certain advances to affiliates bear interest at the prime rate of Norwest Bank (8.75% at September 30, 1995, 7.75% at September 30, 1994 and 6% at September 30, 1993) plus 2%. These advances to and receivables from affiliates are temporary. They are generally refinanced under loan agreements with CIFC. The CIFC loans bear interest at 1% over CIFC's average cost of borrowing from CoBank and will be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the partnership providing cellular service.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Secured bank financing
     ----------------------

     Secured bank financing consists of the following:

                                                                   September 30,
                                                                   -------------
                                                                 1995           1994
                                                                 ----           ----
     Secured bank financing due December 31, 2000,
        interest only payable quarterly through December 31,
        1996, thereafter quarterly principal and interest
        payments payable through maturity                    $36,262,558    $47,516,124

     Secured bank financing (MSA switch loans)                         -      2,476,577

     Secured bank financing (RSA switch loans)                         -      1,546,530
                                                             -----------    -----------

                                                              36,262,558     51,539,231

     Less current portion                                              -     (1,090,870)
                                                             -----------    -----------

     Totals                                                  $36,262,558    $50,448,361
                                                             ===========    ===========

     The bank credit agreement is between CIFC and CoBank. Under the terms of this agreement, CoBank has agreed to loan to CIFC a maximum of $165,000,000 ($130,000,000 at September 30, 1994) to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems, including $25,000,000 for the acquisition of cellular systems.
Interest is payable at either the prime rate plus 1.00% for variable rate loans (9.75% and 8.75% at September 30, 1995 and 1994, respectively) or LIBOR (London InterBank Offered Rate) plus 2.50% for fixed rate loans (8.53% and 6.02% at the six-month rate at September 30, 1995 and 1994, respectively). CIFC continues to maintain fixed interest rates on $35,090,000 of loans terminating in 1996 at an average rate of 10.9%. The loans are secured by a first lien on all assets of CIFC, as well as all assets of each of the affiliates to which loans are made by CIFC. CIFC's assets totaled approximately $242,275,000 and $197,100,000 at September 30, 1995 and 1994, respectively. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first security interest in all of the assets of the Company as security for such guaranty. A commitment fee of .5% per annum is payable by CIFC to CoBank on the average daily unborrowed commitment.

     On September 8, 1993, CIFC paid down $57.1 million of its outstanding loans from CoBank. The loan repayment was funded by an advance from the Company, the proceeds of which were provided by the issuance of senior subordinated discount notes (see Note 6). As a result of this repayment, CIFC terminated all but one $2.5 million interest rate swap agreement previously entered into with CoBank, which resulted in an extraordinary charge of $2,992,000 in the fiscal year ended September 30, 1993. The remaining swap agreement was entered into on July 1, 1993

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Secured bank financing (continued)
     ----------------------

for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.75% and 7.75% at September 30, 1995 and 1994, respectively.)

     The Credit Agreement prohibits the payment of cash dividends, prohibits any other senior borrowings, limits the use of borrowings, restricts expenditures for certain acquisitions and investments, requires positive working capital and requires the maintenance of certain liquidity, capitalization, debt, debt service and cash interest ratios. The requirements of the Credit Agreement were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the Credit Agreement. CoBank acts as agent for a syndicate of lenders whose approval may be required for waivers or other amendments to the Credit Agreement requested by CIFC or the Company.

     Aggregate maturities of the secured bank financing for each of the next five years ending September 30 are as follows: 1996 - $0; 1997 - $2,715,769; 1998 - $6,336,795; 1999 - $9,052,564; 2000 - $11,768,333; 2001 - $6,389,097.

6.   Senior and subordinated debt
     ----------------------------

     In August 1989, the Company completed a public offering of $74,750,000 aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due 2009. The debentures were convertible at any time prior to maturity, unless previously redeemed or repurchased, into Common Stock of the Company at a conversion price of $27 5/8 per share, subject to adjustment under certain conditions. During the first fiscal quarter of 1995, $3,000 of the debentures were converted into 108 shares of the Company's Common Stock. In July 1995, the Company called all outstanding 6 3/4% debentures for redemption. As a result, $32,895,000 of the debentures were converted into 1,190,673 shares of the Company's Common Stock, and $41,852,000 were redeemed for cash. The Company redeemed the debentures at a price of 102.7% resulting in a premium of $1,130,004. In addition, the Company wrote off $882,253 in offering costs previously capitalized. As a result of the redemption, the Company recognized an extraordinary charge related to early extinguishment of long-term debt of $2,012,257. The Company also charged $758,228 of offering costs against capital in excess of par value as a result of the conversion.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Senior and subordinated debt (continued)
     ----------------------------

     In January 1993, the Company completed a private placement of $4,950,000 of 8.75% Convertible Senior Subordinated Notes Due 2001. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company. The note holders may convert the notes into shares of the Company's Common Stock at the price of $15.00 per share. In September 1995, $1,950,000 of the debentures were converted into 130,004 shares of the Company's Common Stock. Had this conversion and the conversion of the 6 3/4% Convertible Subordinated Debentures occurred at the beginning of the year, earnings per share would have increased from $.01 to $.14.

     In September 1993, the Company completed an offering of $176,651,000 aggregate principal amount of 11 3/4% Senior Subordinated Discount Notes Due 2003. The notes were issued at a substantial discount from their principal amount resulting in gross proceeds to the Company of approximately $100,000,000. After deducting offering costs, net proceeds were approximately $96,740,000. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company.

     Commencing September 1, 1998, interest will accrue until maturity on the notes at the rate of 11 3/4% per annum. Interest on the discount notes is payable semi-annually on March 1 and September 1, commencing March 1, 1999. The discount notes mature on September 1, 2003 and are redeemable commencing September 1, 1998, in whole at any time or in part from time to time, at the option of the Company at the redemption prices (together with accrued interest) of 105.87% if redeemed in 1998 decreasing to 101.46% of the principal amount in 2001. The discount note holders may require the Company to repurchase the discount notes, in whole or in part, in certain instances constituting a change of control of the Company.

     In July 1995, the Company completed an offering of $80,000,000 in aggregate principal amount of 11 1/4% Subordinated Notes due 2005. The notes are subordinated to all existing and future Senior Debt of the Company. Interest on the notes accrues from the original date of issuance at the rate of 11 1/4% per annum. Interest is payable in cash semi-annually on each January 1 and July 1, commencing January 1, 1996. The notes mature on July 1, 2005 and are redeemable in whole or in part from time to time, at the option of the Company, at any time on or after July 1, 2000 at the redemption prices of 106% if redeemed in 2000 decreasing to 101.5% of the principal amount in 2003. The note holders may require the Company to repurchase the notes, in whole or in part, in certain instances constituting a change of control of the Company at a price equal to 101% of the principal amount,.

     The Company has reserved the appropriate number of shares for any conversions prior to redemption on the convertible debt issue.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Capital leases
     --------------

     The Company leases assets, primarily computer equipment, under capital leases of $2,466,711 (less accumulated depreciation of $1,435,942) at September 30, 1995.

     Future minimum lease payments under capital leases at September 30, 1995 are as follows:

               1996                                   $  346,946
               1997                                      285,979
               1998                                      179,991
                                                      ----------
                                                         812,916

               Less amount representing interest
                  and sales tax                           45,498
                                                      ----------
                                                         767,418

               Obligation under capital leases due
                  within one year                        318,188
                                                      ----------
                                                      $  449,230
                                                      ==========

8.   Commitments
     -----------

     The Company leases office space and equipment under agreements which provide for rental payments based on lapse of time. Rent expense was $2,410,083, $1,366,169 and $1,135,849 for the years ended September 30, 1995,
1994 and 1993, respectively.

     The aggregate annual rental commitment as of September 30, 1995 is as follows:

               1996                                   $2,229,396
               1997                                    2,453,988
               1998                                    2,309,567
               1999                                    2,103,014
               2000                                    1,833,207
               Future years                            5,717,412
                                                     -----------

                                                     $16,646,584
                                                     ===========

     On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, eligible employees are permitted to contribute up to 15% of gross compensation into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 3% of the employee's eligible compensation. The expense under the retirement savings plan was approximately $101,711, $77,871 and $55,920 for the years ended September 30, 1995, 1994 and 1993, respectively.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Income taxes
     ------------

     The adoption of SFAS No. 109 as of October 1, 1993 had no cumulative effect on net loss, and has no effect on operating income (loss) and net income (loss) for the years ended September 30, 1995 and 1994. As permitted under SFAS No. 109, financial statements of years prior to adoption have not been restated.

     At September 30, 1995, the Company had cumulative net operating loss ("NOL") carryforwards of $40,503,000 for income tax purposes. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2010. Prior NOLs have been restated to reflect the impact of entities consolidated in 1995 that incurred NOLs prior to becoming part of the consolidated reporting group. The income tax provisions of $400,000 and $100,000 for the years ended September 30, 1995 and 1994, respectively, are attributable to gains on sales of investments and consist solely of a current federal Alternative Minimum Tax ("AMT") component. The Company has no liability for regular tax expense due to tax net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1995 and 1994, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           September 30,
                                                           -------------
                                                        1995           1994
                                                        ----           ----
     Deferred tax assets:
       Equity method investments                    $ 2,793,000    $ 2,953,000
       Intangible asset differences                   8,808,000      8,621,000
       Inventory adjustments                            269,000        456,000
       Accrued liabilities                              232,000        700,000
       Interest expense on 11 3/4% senior
         subordinated discount notes                 10,125,000      4,932,000
       Other - net                                      270,000        537,000
       Other capitalized costs - net                  2,977,000              -
       Net operating loss carryforwards              15,391,000     20,796,000
       AMT credit carryforwards                         400,000        100,000
                                                    -----------    -----------
          Total deferred tax assets                  41,265,000     39,095,000
                                                    -----------    -----------

     Deferred tax liabilities:
       Difference in license costs                   27,787,000     21,573,000
       Fixed asset differences                        4,680,000      3,599,000
                                                    -----------    -----------
          Total deferred tax liabilities             32,467,000     25,172,000
                                                    -----------    -----------

       Net deferred tax asset                         8,798,000     13,923,000
       Valuation allowance                           (8,798,000)   (13,923,000)
                                                    -----------    -----------

     Net deferred taxes                             $         -    $         -
                                                    -----------    -----------

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Income taxes (continued)
     ------------

     The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided:

                                                          September 30,
                                                  ---------------------------
                                                      1995          1994
                                                  ---------------------------
     Income tax at federal statutory rate             $865,978     $       -
        of 35%

     Benefit due to utilization of regular tax
        NOLs                                          (865,978)            -

     AMT arising from NOL carryforwards                400,000       100,000
        limitation
                                                  ---------------------------
     Total income tax expense                         $400,000     $ 100,000
                                                  ===========================

10.  Common Stock options
     --------------------

     In 1987, the Company adopted a Key Employees' Nonqualified Stock Option Plan whereby employees may be granted options to purchase up to 500,000 shares of the Company's Common Stock. All outstanding options were granted at an exercise price which represented at least 100% of the quoted market value of the Company's Common Stock at the date of grant and were exercisable for a period of five years from the date of grant. In November 1992, the Company terminated the Key Employees' Nonqualified Stock Option Plan as to future grants. All options outstanding under this plan were exercised during 1995.

     The Company adopted an Omnibus Stock and Incentive Plan, effective November 1, 1991, pursuant to which 500,000 shares of the Company's Common Stock are reserved for issuance pursuant to Options, Stock Appreciation Rights, Stock Bonuses or Phantom Stock Rights. In February 1993, the Company's shareholders approved an increase of an additional 500,000 shares of the Company's Common Stock to be reserved for issuance pursuant to the Omnibus Stock and Incentive Plan plus 1% of the number of shares outstanding at the end of each fiscal year. In February 1995, the Company's shareholders approved an increase of an additional 750,000 shares of the Company's Common Stock to be reserved for issuance under this plan.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Common Stock options (continued)
     --------------------

     An analysis of options related to the Company's benefit plans is as follows:

                                    Key Employees'     Omnibus Stock
                                    Nonqual. Stock          and               Exercise
                                      Option Plan      Incentive Plan        Price Range
                                    --------------     --------------        ------------
     Outstanding options at
       September 30, 1993                 99,500            324,500          $ 7.00 - $26.00

     Granted                                   -            261,000          $19.50 - $19.63
     Forfeitures                          (2,500)           (28,875)
     Exercised                            (8,000)           (12,000)         $ 8.50 - $15.75
                                       ---------          ---------

     Outstanding options at
       September 30, 1994                 89,000            544,625          $ 7.00 - $26.00
                                       ---------          ---------

     Granted                                   -            692,000          $23.00 - $25.63
     Forfeitures                         (10,000)           (19,125)
     Exercised                           (79,000)            (7,875)         $ 7.00 - $19.50
                                       ---------          ---------

     Outstanding options at
       September 30, 1995                      -          1,209,625          $11.75 - $25.63

     Options available for grant
       at September 30, 1995                   -            860,863
                                       ---------          ---------

     Options exercisable at
       September 30, 1995                      -            229,251
                                       ---------          ---------

     Subsequent to September 30, 1995, the Company granted options to purchase 529,000 shares of Common Stock to officers and employees of the Company at an exercise price of $25.5625 pursuant to the Company's Omnibus Stock and Incentive Plan.

     In July 1993, the Company granted options to purchase 152,500 shares of Common Stock to two former officers at exercise prices ranging from $7.00 to $15.75. As a result, the Company recognized compensation expense of approximately $370,000. The options became exercisable at various intervals through November 1995 and expire on June 30, 1996. During the fiscal years ended September 30, 1995, 1994 and 1993, options to purchase 15,000, 101,250 and 25,000 shares were exercised, respectively. As of September 30, 1995, none of the options were exercisable. Subsequent to year end, all remaining options were exercised. In September 1995, the Company granted an option to purchase 60,000 shares of Common Stock to one former officer at an exercise price of $30.375. The options become exercisable over a period of four years from the date of grant.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Employee stock ownership plan
     -----------------------------

     On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a Trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early partial withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $552,000 (19,021 shares), $478,000 (20,953 shares) and $297,000 (17,232 shares)
were made to the ESOP for the years ended September 30, 1995, 1994 and 1993, respectively. Shares are deemed issued for accounting purposes in the year that ESOP contributions expense is recognized.

12.  Stockholders' equity
     --------------------

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Fair values of financial instruments
     ------------------------------------

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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Advances to affiliates:  The carrying amounts of the Company's advances to
     ----------------------
and receivables from affiliates approximate their fair value.

     Long and short-term debt:  The carrying amounts of the Company's variable
     ------------------------
rate borrowings under its credit agreement approximate their fair value. The fair value of the Company's fixed rate debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates. Other long-term debt is valued based on quoted market prices.

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1995 are as follows:

                                         Carrying Amount       Fair Value
                                         ---------------       ----------
     Cash and cash equivalents              $ 41,017,845      $ 41,017,845
     Advances to affiliates and other         67,173,028        67,173,028
     Secured bank financing:
        Variable rate loans                    1,119,976         1,119,976
        Fixed rate loans                      35,142,582        33,252,673
     11 3/4% senior discount notes           126,644,799       141,320,800
     11 1/4% subordinated notes               80,000,000        84,000,000

14.  Subsequent Events
     -----------------

     On December 7, 1995, the Company called for redemption all outstanding 8.75% Convertible Senior Subordinated Notes with a carrying amount of $3,000,000 at the price of 105 15/32%.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Quarterly Financial Data (unaudited)
     ------------------------------------

     Quarterly financial data and per share data are presented below:

                                        First        Second         Third        Fourth
     Quarterly Financial Data          Quarter       Quarter       Quarter       Quarter
     ------------------------          -------       -------       -------       -------

     1994

     Revenues                        $12,770,278   $13,685,245   $15,305,934   $19,598,594

     Operating loss                   (1,721,297)   (3,388,686)     (530,441)      (28,911)

     Net loss                         (4,713,227)   (4,570,536)   (2,966,006)   (4,501,383)

     Net loss per share              $     (0.42)  $     (0.39)  $     (0.25)  $     (0.39)

     --------------------------------------------------------------------------------------

     1995

     Revenues                        $19,275,463   $19,064,299   $24,177,919   $27,326,438

     Operating income (loss)          (1,821,384)   (1,592,474)    1,539,530     3,867,393

     Income (loss) before
      extraordinary charge            (6,437,679)   (5,836,693)   (3,545,719)   17,894,315

     Net income (loss)                (6,437,679)   (5,836,693)   (3,545,719)   15,882,058

     Income (loss) per share:
     Income (loss) before extra-
      ordinary charge               $     (0.55)  $     (0.49)  $     (0.29)  $      1.38
     Net income (loss)                    (0.55)        (0.49)        (0.29)         1.22

     As described in Note 2, the Company sold its interest in Nebwest Cellular, Inc. during the fourth fiscal quarter of 1995, resulting in a gain after tax of approximately $19,600,000. In addition, as discussed in Note 6, during the fourth fiscal quarter of 1995, the Company experienced an extraordinary charge related to the early extinguishment of long-term debt of approximately $2,012,000.

                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

          The following table sets forth certain information regarding the executive officers and directors of the Company:

            Name            Age                                       Position
            ----            ---                                       --------
Arnold C. Pohs               67                 Chairman of the Board, President, Chief Executive
                                                Officer and Director

Daniel P. Dwyer (1)          36                 Executive Vice President, Treasurer, Chief Financial
                                                Officer and Director

Andrew J. Gardner            41                 Senior Vice President and Controller

Homer Hoe                    46                 Executive Vice President and Chief Information Officer

Timothy C. Morrisey          42                 Senior Vice President - Sales Operations

David S. Lynn                38                 Senior Vice President - Network Operations

Amy M. Shapiro               42                 Senior Vice President, Secretary and General Counsel

John E. Hayes, Jr. (1) (2)   58                 Director

Robert J. Paden (2)          40                 Director

David E. Simmons (1) (2)     38                 Director

____________
(1)  Member Audit Committee.
(2)  Member Compensation Committee.

          The Company's Articles of Incorporation provide for a classified Board of Directors consisting of three classes, each class to be as nearly equal in number as possible. The members of each class are elected to a three-year term and one class is elected at each annual meeting. Mr. Simmons is a member of Class II with a term expiring at the 1995 Annual Meeting; Messrs. Dwyer and Hayes are members of Class III with terms expiring at the 1996 Annual Meeting of Stockholders (to be held in February 1997); and Messrs. Pohs and Paden are members of Class I with terms expiring at the 1997 Annual Meeting (to be held in February 1998).

          Arnold C. Pohs has been Chairman of the Board of the Company since February 1991, President and Chief Executive Officer since August 1989 and a director since September 1985. Mr. Pohs served as Executive Vice President of the Company from January 1986 through August 1989. Mr. Pohs was designated Chief Operating Officer of the Company in August 1987, prior to which time he was the Chief Financial Officer of the Company. Mr. Pohs currently serves as 2nd Vice Chairman and a member of the Executive Committee of the Board of Directors of the Cellular Telecommunications Industry Association, as Chairman and a director of the Cellular Foundation

                                     III-1
for Wireless Telecommunications, a non-profit industry association, and as Chairman of the Board of TVX, Inc.

          Daniel P. Dwyer has been Executive Vice President of the Company since November 1992, a director of the Company since March 1990 and Chief Financial Officer since August 1988 and Treasurer since August 1987. He was Vice
President -Finance of the Company from November 1989 until November 1992, Secretary from August 1987 until March 1990, Assistant Secretary from January 1987 until August 1987, Controller from May 1986 until November 1988 and accounting manager for the Company from March 1986 until May 1986. From January 1984 until March 1986, Mr. Dwyer was a staff accountant with Ernst & Young LLP. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Dwyer currently serves as a director of TVX, Inc.

          Andrew J. Gardner was named Senior Vice President of the Company in July 1994. He was Vice President and Controller from November 1992 to July 1994 and Assistant Vice President - Accounting and Tax from August 1990 to October 1992. From August 1986 until joining the Company in August 1990, Mr. Gardner was employed by U S WEST, Inc. in various corporate financial management capacities, most recently Manager, Financial Results. Mr. Gardner is a Certified Public Accountant.

          Homer Hoe was elected Executive Vice President and Chief Information Officer of the Company in October 1994. From August 1992 until joining the Company in October 1994, he was a self-employed consultant to the Information Services industry, and was contracted by the Company as interim CIO from April to October 1994. From August 1991 to August 1992, Mr. Hoe was Director of Information Services for Tenneco Minerals, a subsidiary of Tenneco, Inc. From May 1986 to August 1991, he was employed by Digital Equipment Corporation, most recently as Senior Consultant, specializing in multi-vendor computer system integration.

          David S. Lynn was named Senior Vice President-Network Operations of the Company in July 1994. He was Vice President-Network Operations from March 1993 until July 1994, Vice President-Network Development from February 1992 until March 1993, Assistant Vice President-Finance from June 1990 until February 1992, Controller from November 1988 until June 1990 and Manager, Financial Reporting from August 1988 until November 1988. From August 1982 until joining the Company in August 1988, Mr. Lynn was employed by American Television and Communications Corporation in various accounting and financial management capacities.

          Timothy C. Morrisey was named Senior Vice President-Sales Operations of the Company in February 1995. He was General Sales Manager of the Company's Midwest Region from July 1993 until February 1995. From February 1990 until joining the Company in July 1993, Mr. Morrisey was President and General Manager of the Washington D.C. and Baltimore cellular operations for Southwestern Bell Mobile Systems.

          Amy M. Shapiro was named Senior Vice President of the Company in November 1995. She was Vice President of the Company from November 1992 to November 1995 and has been Secretary of the Company since March 1990 and General Counsel since October 1989. From February 1986 until joining the Company in October 1989, Ms. Shapiro was an associate with Hall & Evans LLC, a Denver, Colorado law firm.

          John E. Hayes, Jr. was elected a director of the Company in October 1990. Mr. Hayes has served as Chairman of the Board, President and Chief Executive Officer of Western Resources, Inc. since October 1989. From May 1989 to October 1989, Mr. Hayes was Chairman of the Board of Triad Capital Partners, a venture capital firm. Mr. Hayes was President and Chief Executive Officer of Southwestern Bell Telephone Company from September 1986 to January 1989. Mr. Hayes is a director of the Automobile Club of Missouri, Boatmen's Bancshares, Inc., American

                                     III-2

Gas Association, Edison Electric Institute, Security Benefit Group, the Topeka Community Foundation, Boys Hope, Kansas Wildscape and Boy Scouts of America and a Trustee of Midwest Research Institute, Menninger Foundation and Rockhurst College.

          Robert J. Paden has been a director of the Company since December 1985. For the past ten years, Mr. Paden has been General Manager/Vice President of the Stanton Telephone Company, Stanton, Nebraska. He is also a board member of the Nebraska Telephone Association.

          David E. Simmons has been a director of the Company since August 1987. Mr. Simmons has served as President of Simmons Family Incorporated, a broadcasting and communications company, since 1989 and as its Executive Vice President from 1985 to 1989. Mr. Simmons also serves as Chairman and Chief Executive Officer of Keystone Communications, Inc., a satellite communications company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that one officer, Timothy C. Morrisey, inadvertently failed to file on a timely basis an initial report indicting beneficial ownership of Common Stock of the Company.

Item 11.  Executive Compensation.

                       REPORT OF COMPENSATION COMMITTEE

          General. The Compensation Committee of the Board of Directors is
          -------
responsible for establishing the executive compensation program for the Company. The Committee monitors and recommends changes in the compensation levels of executive management and administers the Company's incentive compensation programs as well as determining the grants under the Company's Employee Stock Ownership Plan. All of the Committee members are outside, non-employee directors of the Company. The Company has periodically employed the services of a nationally recognized executive compensation consulting firm to assist the Company in compensation matters.

          Compensation Philosophy. The Company's compensation program is
          -----------------------
designed to attract and retain high quality executive management, to give management incentives that motivate superior performance on behalf of the Company and to align the interests of management with those of the Company's shareholders. The Committee believes that the Company's base salaries should approximate the average of base salaries paid to executives with similar responsibilities in similar cellular companies. Executive compensation should also be correlated to the Company's performance and shareholder return.

          The companies used for compensation comparison purposes are not all of the same companies contained in the Nasdaq telecommunications industry group comparison of total shareholder return in the Stockholder Performance Return Graph. The companies used for compensation purposes are those companies which are similarly sized and are in the cellular industry.


                                     III-3

          Components of Compensation.
          --------------------------

          Salary: The salary of the Chief Executive Officer and the other
          ------
executive officers of the Company are based on a subjective evaluation of an individual officer's responsibility and a comparison of salaries for similar positions in comparable companies.

          During 1995, the salary increases for the executive officers, other than Arnold C. Pohs, the Chief Executive, ranged between 8% and 11%. Mr. Pohs' base salary was increased by 20%. The basis for Mr. Pohs' salary increase was twofold. First, the increase recognizes the performance of the Company in terms of operating cash flow achievements. Second, Mr. Pohs' salary was adjusted after an evaluation of comparative industry information to approximate the Company's compensation objective of paying at the average.

          Short-Term Incentive Plan Bonuses:  The Company maintains an annual
          ---------------------------------
bonus plan which is based on meeting certain operational targets. The bonus opportunities are established based on the average opportunities provided to executives in similar positions at similar companies.

          Actual annual bonuses for the executive officers were determined based on the Company's performance relative to corporate operating targets and on each individual's performance relative to officer specific individual goals. The weightings of corporate and individual performance vary by position and responsibilities and range from a weighting of 70% corporate/30% individual to 90% corporate/10% individual, which is the weighting applied to Mr. Pohs' award.

          The corporate operating targets were based on the following measures which represent the key business indicators of performance within the cellular industry: Net managed market subscriber additions (20%), managed market acquisition cost per net new subscriber (15%), consolidated service revenues (20%), consolidated EBITDA (30%) and consolidated service revenue as a percentage of total consolidated property, plant and equipment (15%).

          During fiscal 1995, the Company's weighted average performance results were 100.6% of the operating targets as described above and bonuses were paid accordingly after a subjective evaluation of individual performance The corporate performance results represent excellent performance against aggressive operating plan targets.

          Mr. Pohs' award was 40% of base salary and was based 90% on the weighted performance results of 100.6% of the operating targets and 10% on individual performance. The Committee determined that the individual portion of Mr. Pohs' award should be based on a maximum individual performance rating. Specifically, the Committee considered the following: the Company added 52,480 managed market customers, a 53% increase, bringing the total to 151,482 at September 30, 1995, and consolidated EBITDA increased to $19.6 million which represented a 94% increase over the $10.1 million reported in the prior fiscal year.

          Long-Term Incentive Compensation:  The Company provides long-term
          --------------------------------
incentive compensation to its executives through stock option grants under the Omnibus Stock and Incentive Plan which are intended to align the interest of executives with those of shareholders. This plan was approved by the Company's shareholders by proxy vote during fiscal 1991 and amended during fiscal 1993 and 1995.

          Subsequent to the 1995 fiscal year-end, stock options were granted to the Company's executives as set forth in the "Option Grants Table." All options are granted at an exercise price equal to the market price of the Company's Common Stock at the date of grant and vest over a period of four years. The shares owned by the named executives and their respective option positions were considered in determining such option grants.

          In November 1995, Mr. Pohs received an option to purchase 200,000 shares of Common Stock at an exercise price equal to the fair market value of the stock on the date of grant. The size

                                     III-4
of the award was determined based on a subjective evaluation of Mr. Pohs' performance, as discussed earlier, and on a study by an independent compensation consulting firm of dilution levels of comparable companies. After the stock option grant, the Company's stock option dilution levels are within the range of dilution levels found at comparable companies.

          As of the date of this report, Mr. Pohs owns 85,944 shares of the Company's Common Stock and, with the recent grant, holds options to purchase an additional 640,000 shares. The committee believes that the equity interests held by the named executives represent a significant incentive to continue to increase shareholder value.

          Policy with Respect to the $1 Million Limit. Section 162(m) of the
          -------------------------------------------
Internal Revenue Code generally limits to $1,000,000 the tax deductible compensation paid to the Chief Executive Officer and the four highest-paid executive officers who are employed as executive officers on the last day of the year. However, the limitation does not apply to performance-based compensation provided certain conditions are satisfied.

          Section 162(m) and proposed regulation thereunder do not affect the Company's compensation payments for fiscal 1995 or compensation expected to be paid in fiscal 1996. However, the Committee will continue to monitor the impact of the new Code requirements and will adopt a policy as appropriate.

David E. Simmons              John E. Hayes, Jr.                 Robert J. Paden

                                     III-5

                     STOCKHOLDER PERFORMANCE RETURN GRAPH


          The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the Nasdaq Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the Nasdaq Telecommunications Index ("NASDAQ TELECOM") for the five-year period ended on September 30, 1995. The information below is based on an investment of $100, on September 30, 1990, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM, with dividends reinvested.

                             [GRAPH APPEARS HERE]
                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
        AMONG COMMNET CELLULAR INC., THE NASDAQ STOCK MARKET--US INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                             COMMNET        NASDAQ
Measurement period           CELLULAR       STOCK             NASDAQ
(Fiscal Year Covered)          INC.       MARKET--US    TELECOMMUNICATIONS
Measurement PT -
9/30/95

FYE 9/30/90                  $ 100.00     $ 100.00           $ 100.00
FYE 9/30/91                  $ 163.00     $ 157.00           $ 140.00
FYE 9/30/92                  $ 152.00     $ 176.00           $ 153.00
FYE 9/30/93                  $ 216.00     $ 231.00           $ 270.00
FYE 9/30/94                  $ 285.00     $ 233.00           $ 250.00
FYE 9/30/95                  $ 363.00     $ 321.00           $ 288.00

------------
* $100 INVESTED ON 09/30/90 IN STOCK OR INDEX--INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING SEPTEMBER 30.


                                     III-6

                          SUMMARY COMPENSATION TABLE


          The following table sets forth the compensation received by the named Executive Officers for each of the three years ended September 30, 1995.

                                                                                                       Long-Term
                                                                                                       ---------
                                                Annual Compensation                               CompensationSalary
                                                -------------------                               ------------------
Name and Principal Position    Year     Salary ($)    Bonus ($)          All Others          Options (#)    All Others
---------------------------    ----     ----------    ---------       -----------------      -----------    ----------
                                                                           ($)(1)                             ($)(1)
                                                                           ------                             ------
Arnold C. Pohs ..............  1995     300,000        126,455             323,361             200,000         8,625
  Chairman of the Board,       1994     250,000        112,601                   -             250,000        13,980
  President and Chief          1993     210,000         85,352                   -             100,000         9,987
  Executive Officer

Daniel P. Dwyer..............  1995     200,000         66,203             511,547             100,000         8,625
  Executive Vice President,    1994     180,000         58,974                   -             125,000        13,070
  Treasurer and Chief          1993     144,000         44,512                   -              50,000         7,815
  Financial Officer

Homer Hoe....................  1995     170,000         55,253               2,206              35,000           975
  Executive Vice President     1994           -              -                   -                   -             -
  and Chief Information        1993           -              -                   -                   -             -
  Officer

David S. Lynn................  1995     120,000         33,095             168,425              20,000         8,625
  Senior Vice President -      1994     108,000         28,755                   -              20,000         7,637
  Network Operations           1993      94,500         22,433                   -              15,000         5,070

Amy M. Shapiro...............  1995     108,000         29,914              92,500              20,000         7,783
  Vice President, Secretary    1994     100,000         25,184                   -              30,000         7,050
  and General Counsel          1993      94,500         20,070                   -              15,000         5,096

___________

(1) The amounts shown represent compensation related to the difference at date of exercise between the market price and the exercise price of options exercised during the year. Additionally, this amount includes premiums paid on supplemental health benefits for certain named executives.

(2) The amounts shown represent contributions by the Company to defined contribution plans.

                                     III-7

                              1995 OPTION GRANTS


          The following table provides information on option grants for fiscal 1995 to the named Executive Officers.

                                                                                Potential Realizable Value
                                                                                   at Assumed Rates of
                                                                                Stock Price Appreciation
                                Individual Grants                                    for Option Term (2)
                      -------------------------------------------           ------------------------------------
                                     Percent of
                                   Total Options
                                     Granted to       Exercise
                       Granted      Employees in        Price        Expiration
        Name           (#) (1)      Fiscal Year       ($/Share)         Date            5%             10%
        ----           -------      -----------       ---------         ----            --             ---
Arnold C. Pohs         200,000        37.81%           25.5625         11/08/05      $3,215,224     $8,148,008

Daniel P. Dwyer        100,000        18.90%           25.5625         11/08/05       1,607,612      4,070,004

Homer Hoe               35,000         6.62%           25.5625         11/08/05         562,664      1,425,901

David S. Lynn           20,000         3.78%           25.5625         11/08/05         321,522        814,801

Amy M. Shapiro          20,000         3.78%           25.5625         11/08/05         321,522        814,801

(1) Indicates number of shares as to which options were granted on November 8, 1995 pursuant to the Company's Omnibus Stock and Incentive Plan. Options become exercisable in four equal annual installments commencing November 8, 1996.

(2) These are hypothetical values using assumed growth as prescribed by the SEC. The assumed annual rates of appreciation of 5% and 10% over the ten year term of the options would result in the price of the Company's stock increasing to $41.64 and $66.30, respectively.

                                     III-8

Change in Control Agreements
----------------------------

          In July 1993, the Board of Directors approved change in control agreements (the "Agreements") with Messrs. Pohs and Dwyer. In October 1994, the Board authorized a comparable agreement with Mr. Hoe, the Company's Chief Information Officer. In November 1995, the Board authorized comparable agreements with Messrs. Gardner, Lynn and Morrisey, the Company's Senior Vice President and Controller, Senior Vice President - Network Operations, and Senior Vice President - Sales Operations, respectively, and Ms. Shapiro, the Company's Senior Vice President and General Counsel. The purpose of the Agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change in control of the Company. These Agreements provide that in the event of a change in control of the Company, as that term is defined in the Agreements, each officer is entitled to receive certain severance benefits upon the subsequent termination or constructive termination of employment, unless such termination is due to death, disability or voluntary retirement; unless the termination is by the Company for cause (as defined in the Agreements) or is by the officer for other than good reason (as defined in the Agreements).

          The severance benefits include the payment of the officer's full base salary through the date of termination. The severance benefits also include a lump sum payment equal to 2.99 times the sum of (a) the officer's annual base salary in effect immediately prior to the circumstances giving rise to termination, and (b) the actual bonus earned by the officer in the year prior to the year in which termination occurs. In addition, each officer will be provided with life and health benefits and a continuation of all other employee benefits for 12 months following the date of termination. In addition, the officers will be fully vested in all benefit plans to the extent not otherwise entitled to 100% of all contributions made by the Company on their behalf.

          In the event any payment or benefit to be received by an officer pursuant to the Agreements would be subject to the federal excise tax, the amount of the benefits payable under the Agreement will be increased such that the net amount retained by the officer after deduction of any excise tax on such payment and any federal, state and local tax and excise tax upon such additional payment shall be equal to the full severance benefits contemplated by the Agreement.

                                     III-9

                       1995 AGGREGATED OPTION EXERCISES
                          AND YEAR-END OPTION VALUES

          The following table provides information on the value of unexercised options at September 30, 1995. Options to purchase 67,500 shares were exercised by the named Executive Officers during fiscal 1995.

                        Number of Unexercised             Value of Unexercised
                             Options at                   In-the-Money Options
                       Fiscal Year End (#)(1)              at Fiscal Year End
                   -------------------------------     ----------------------------
      Name               Vested     Unvested              Vested       Unvested
      ----               ------     --------              ------       --------
Arnold C. Pohs           80,000     360,000            $1,088,750    $2,102,500
Daniel P. Dwyer          64,375     183,125               954,219     1,099,531
Homer Hoe                     -      25,000                     -        84,375
David S. Lynn            13,875      39,625               192,047       306,516
Amy M. Shapiro           16,875      50,625               230,156       352,969

_________
(1) Does not reflect options granted on November 8, 1995 for fiscal 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         At December 19, 1995, there were 13,470,354 shares of Common Stock of the Company issued and outstanding. As of such date options to purchase 1,710,875 shares were outstanding. Each holder of Common Stock, but not unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of stockholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the Nasdaq National Market under the symbol CELS.

         The following table sets forth information regarding ownership of the Company's Common Stock at December 19, 1995 by each person who is known by management of the Company to own beneficially more than 5% of the Common Stock, by each director of the Company and by all directors and executive officers of the Company as a group. Shares issuable on exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                     III-10

     Name and Address of             Amount and Nature of                 Percent of
    Beneficial Ownership               Beneficial Owner                      Class
    --------------------               ----------------                      -----
Arnold C. Pohs                             277,739(1)                         2.03%
5990 Greenwood Plaza Blvd.
Englewood, Colorado 80111

Daniel P. Dwyer                            148,315(2)                         1.09%
5990 Greenwood Plaza Blvd.
Englewood, Colorado  80111


John E. Hayes, Jr.                           7,500                             .06%
818 Kansas Avenue
Topeka, Kansas 66612

Main Street Partners, L.P.               2,075,800(3)                        15.41%
3637 Fall Creek Highway
Granbury, Texas 76049

Janus Capital Corporation                1,581,325(4)                        11.74%
100 Filmore Street
Denver, Colorado 80206

The Equitable Companies Inc.             1,189,900(5)                         8.83%
787 Seventh Avenue
New York, New York  10019

All executive officers and                 543,803(6)                         3.92%
directors (10 persons)

_____________

(1)  Includes options to purchase 187,500 shares of Common Stock.
(2)  Includes options to purchase 120,000 shares of Common Stock.
(3) A Schedule 13D, dated April 4, 1995, was filed on behalf of Main Street Partners, L.P., MS Advisory Partners, L.P., MS Advisory Partners (Overseas), L.P., San Francisco Partners II, L.P., SF Advisory Partners, L.P., SF Advisory Corp., SF Advisory Corp. II, The Phoebe Snow Foundation, John H. Scully, William E. Oberndorf, William J. Patterson and
     Glenn B. Solomon.
(4) A Schedule 13G, dated November 9, 1995, filed on behalf of Janus Capital Corporation, Janus Venture Fund and Thomas H. Bailey reflects that such group has shared voting and shared disposition power over such shares.
(5) A Schedule 13G, dated February 28, 1995, filed on behalf of five French mutual insurance companies, AXA Assurance I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle, as a group, AXA, The Equitable Companies Incorporated and their subsidiaries reflects that such group has sole voting power over 1,104,900 shares of Common Stock of the Company. No information is given in respect of voting power over the remaining shares.

                                     III-11

(6) Includes options to purchase 395,500 shares of Common Stock held by directors and executive officers of the Company.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     III-12

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1) Financial Statements
                 --------------------

          1.     Report of Independent Auditors

          2.     Consolidated Balance Sheets, September 30, 1995 and 1994

          3. Consolidated Statements of Operations, Years ended September 30, 1995, 1994 and 1993

          4. Consolidated Statements of Stockholders' Equity (Deficit), Years ended September 30, 1993, 1994 and 1995

          5. Consolidated Statements of Cash Flows, Years ended September 30, 1995, 1994 and 1993

          6.     Notes to Consolidated Financial Statements

          (a)(2) Financial Statement Schedules
                 -----------------------------

          Schedule I.  Condensed Financial Information of Registrant

          Schedule II.  Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (a)(3) Exhibits
                 --------

          3.1 Amended and First Restated Articles of Incorporation, as amended, of the Company. Incorporated herein by reference to
                 Exhibit 3.1 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

          3.2    Bylaws, as amended, of the Company.
                 Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-18, SEC File No. 33-2700.

          4.1    Specimen certificate representing Common Stock.
                 Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-18, SEC File No. 33-2700.

          4.2 Indenture between the Company and State Street Bank and Trust Company, as Trustee, relating to the 11 3/4% Senior Subordinated Discount Notes. Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3, SEC File No. 33-66492.

                 --------

           4.3 Indenture between the Company and America Bank N.A., as Trustee, relating to the 11 1/4% Subordinated Notes. Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3, SEC File No. 33-60393.

            4.4 Rights Agreement between the Company and State Street Bank and Trust Company, as Rights Agent.
                 Incorporated herein by reference to Exhibit 2 to the Company's registration statement on Form 8-A dated December 19, 1990.

          *10.1 Lease Agreement dated August 8, 1995 between the Company and TCD North, Inc.

           10.2  Employee Stock Ownership Plan and Trust.
                 Incorporated herein by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1989.

           10.3  Short-Term Incentive Plan.
                 Incorporated herein by reference to Exhibit 10.6 to Company's annual report on Form 10-K for the fiscal year ended September 30, 1990.

           10.4  Omnibus Stock and Incentive Plan.
                 Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1991.

          *10.5  Consolidated Loan Agreement between CoBank and CIFC.

          *10.6  Third Amended and Restated Guaranty of the Company to CoBank.

          *10.7 Form of change in control agreement between the Company and its senior management.

           10.8 Letter agreement relating to the purchase of a limited partnership interest in Joplin Cellular Telephone Company, L.P. dated December 9, 1993.
                 Incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

           10.9 Stock purchase agreement - Contel Cellular of South Dakota, Inc. dated December 30, 1993.
                 Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

          10.10 Purchase and sale agreement among the Company, Contel Cellular, Inc. and GTE Mobilnet, Inc. dated December 30, 1993. Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993.

                 --------

        *11.1    Computation of net income (loss) per common share.

        *12.1    Computation of ratio of earnings to fixed charges.

        *21.1    Subsidiaries of the Company.

        *23.1    Consent of Independent Auditors.
_____________
* Filed herewith

         (b)     Reports on Form 8-K during the quarter ended September 30,
                 ----------------------------------------------------------
                 1995.
                 ----

                 None.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COMMNET CELLULAR INC.


                                                By: /s/ Arnold C. Pohs
                                                    ----------------------------
                                                    Arnold C. Pohs, President

        Date:  December   , 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                           Title                                  Date
         ---------                           -----                                  ----

/s/ Arnold C. Pohs              President, Chief Executive Officer and       December   , 1995
--------------------------
Arnold C. Pohs                    Director


/s/ Daniel P. Dwyer             Executive Vice President, Treasurer,         December    , 1995
--------------------------
Daniel P. Dwyer                   Chief Financial Officer and Director


/s/ Andrew J. Gardner           Senior Vice President and Controller         December   , 1995
--------------------------
Andrew J. Gardner                 (Principal Accounting Officer)


/s/ John E. Hayes, Jr.          Director                                     December   , 1995
--------------------------
John E. Hayes, Jr.


/s/ Robert J. Paden             Director                                     December   , 1995
--------------------------
Robert J. Paden


/s/ David E. Simmons            Director                                     December   , 1995
--------------------------
David E. Simmons

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant

CONDENSED BALANCE SHEETS
------------------------

                                                                                    September 30,
                                                                      ----------------------------------------
                                                                          1995                      1994
                                                                          ----                      ----
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $ 40,178,746             $          -
  Short-term investments                                                         -               21,198,698
  Accounts receivable                                                       12,744                   68,340
  Inventory and other                                                    2,918,410                7,030,045
                                                                      ------------             ------------
     Total current assets                                               43,109,900               28,297,083

  Property, plant and equipment                                         43,004,365               41,698,978
  Less allowance for depreciation                                       16,208,572               14,081,311
                                                                      ------------             ------------
                                                                        26,795,793               27,617,667

OTHER ASSETS
  Investment in and advances to subsidiaries and affiliates            204,519,099              164,599,421
  Other                                                                 10,842,421                9,246,650
                                                                      ------------             ------------
                                                                       215,361,520              173,846,071
                                                                      ------------             ------------
                                                                      $285,267,213             $229,760,821
                                                                      ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                   $ 16,517,522             $ 17,432,691

LONG-TERM DEBT
  Subordinated debentures and discount notes                           209,644,799              192,679,725
  Secured bank financing                                                         -                2,956,859
  Other                                                                    449,230                  785,079
                                                                      ------------             ------------
                                                                       210,094,029              196,421,663

STOCKHOLDERS' EQUITY
  Common stock                                                              13,443                   11,742
  Other stockholders' equity                                            58,642,219               15,894,725
                                                                      ------------             ------------
                                                                        58,655,662               15,906,467
                                                                      ------------             ------------
                                                                      $285,267,213             $229,760,821
                                                                      ============             ============

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant
                                  (continued)



CONDENSED STATEMENTS OF OPERATIONS
----------------------------------


                                                   Years ended September 30,
                                         ---------------------------------------------
                                              1995           1994           1993
                                              ----           ----           ----
COST AND EXPENSES
 General and administrative               $ 29,304,972   $ 21,762,906   $ 15,596,956
 Depreciation and amortization               5,740,057      4,521,127      4,638,950
 Write-down of property and equipment                -      2,441,148              -
 Less amounts allocated to subsidiaries
    and affiliates                        (31,576,840)    (25,957,497)   (21,485,170)
                                          ------------   ------------   ------------

NET INCOME (LOSS) BEFORE EQUITY IN
NET LOSS OF SUBSIDIARIES AND
AFFILIATES AND INTEREST INCOME
AND EXPENSE                                  3,468,189      2,767,684     (1,249,264)

 Equity in net loss of subsidiaries and
    affiliates                             (19,057,550)   (20,563,867)   (24,438,329)
 Gains on sales of affiliates               18,580,077      1,245,100      4,592,916
 Interest expense                          (20,465,381)   (18,113,128)    (9,898,323)
 Interest income                            17,536,632     17,913,059      8,326,788
                                          ------------   ------------   ------------

NET INCOME (LOSS)                         $     61,967   $(16,751,152)  $(22,666,212)
                                          ============   ============   ============

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant
                                  (continued)



CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                                      Years ended September 30,
                                             ------------------------------------------
                                                 1995           1994           1993
                                                 ----           -----          ----

CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                        $  6,259,646   $  1,143,918   $   (666,509)

INVESTING ACTIVITIES
 Purchase of short-term investments               (82,109)   (16,788,067)   (28,994,122)
 Sale of short-term investments                21,509,520     15,488,406     21,692,323
 Additions to property and equipment           (1,305,387)   (13,284,688)      (781,510)
 Additions to other assets                    (16,895,426)   (26,478,264)   (72,183,846)
                                             ------------   ------------   ------------
                                                3,226,598    (41,062,613)   (80,267,155)

FINANCING ACTIVITIES
 Payment on secured bank financing             (4,023,106)    (1,071,329)    (1,071,329)
 Extraordinary charge related to
    extinguishment of long-term debt           (1,130,004)             -              -
 Offerring costs related to the issuance
    of subordinted notes                         (517,682)             -              -
 Issuance of senior discount notes                      -              -     96,739,604
 Issuance of subordinated notes                77,400,000              -              -
 Redemption of convertible
    subordinated debentures                   (41,852,000)             -              -
 Issuance of convertible subordinated
    notes                                               -              -      4,705,000
 Issuance of common stock                         815,294      1,478,709        378,716
                                             ------------   ------------   ------------
                                               30,692,502        407,380    100,751,991
                                             ------------   ------------   ------------

INCREASE (DECREASE) IN CASH                  $ 40,178,746   $(39,511,315)  $ 19,818,327
                                             ============   ============   ============

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant
                                  (continued)



BASIS OF PRESENTATION
---------------------

          In the accompanying parent company only, CommNet Cellular Inc. (the "Company") financial statements, the Company's investment in subsidiaries and affiliates is stated at cost plus equity in undistributed net loss of subsidiaries and affiliates since date of acquisition. The Company's share of net loss of its subsidiaries and affiliates is included in the accompanying condensed statement of operations using the equity method. Parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

          The results of operations of 1994 and 1993 have been reclassified to conform to the 1995 presentation.

                             COMMNET CELLULAR INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                                    Additions
                                           ---------------------------
                                                            Charged to
                           Beginning        Charged to        Other                            Ending
      Description           Balance      Costs & Expenses    Accounts      Deductions (1)      Balance
      -----------           -------      ----------------    --------      --------------      -------

Allowance for doubtful
    accounts               $2,677,124          $5,096,126     $     -         $5,815,440      $1,957,810

(1)  All deductions are the result of actual write-offs to accounts receivable.

                                 EXHIBIT INDEX


Exhibit                                                                              Page
  No.                                                                                 No.
  ---                                                                                 ---
   3.1  Amended and First Restated Articles of Incorporation, as amended, of the
        Company. Incorporated herein by reference to Exhibit 3.1 to the
        Company's annual report on Form 10-K for the fiscal year ended September
        30, 1994.

   3.2  Bylaws, as amended, of the Company.
        Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-18, SEC File No. 33-2700.

   4.1  Specimen certificate representing Common Stock.
        Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-18, SEC File No. 33-2700.

   4.2 Indenture between the Company and State Street Bank and Trust Company, as Trustee, relating to the 11 3/4% Senior Subordinated Discount Notes.
        Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-3, SEC File No. 33-66492.

   4.3 Indenture between the Company and America Bank N.A., as Trustee, relating to the 11 1/4% Subordinated Notes. Incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form
        S-3, SEC File No. 33-60393.

   4.4  Rights Agreement between the Company and State Street Bank and Trust
        Company, as Rights Agent.
        Incorporated herein by reference to Exhibit 2 to the Company's registration statement on Form 8-A dated December 19, 1990.

 *10.1  Lease Agreement dated August 8, 1995 between the Company and TCD North,
        Inc.

  10.2  Employee Stock Ownership Plan and Trust.
        Incorporated herein by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1989.

  10.3  Short-Term Incentive Plan.
        Incorporated herein by reference to Exhibit 10.6 to Company's annual report on Form 10-K for the fiscal year ended September 30, 1990.

  10.4  Omnibus Stock and Incentive Plan.
        Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1991.

 *10.5  Consolidated Loan Agreement between CoBank and CIFC.

 *10.6  Third Amended and Restated Guaranty of the Company to CoBank.

                                 EXHIBIT INDEX


 Exhibit                                                                    Page
   No.                                                                       No.
   ---                                                                       ---

 *10.7 Form of change in control agreement between the Company and its senior management.

  10.8 Letter agreement relating to the purchase of a limited partnership interest in Joplin Cellular Telephone Company,
        L.P. dated December 9, 1993.
        Incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended
        December 31, 1993.

  10.9  Stock purchase agreement - Contel Cellular of South Dakota,
        Inc. dated December 30, 1993.
        Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended
        December 31, 1993.

 10.10  Purchase and sale agreement among the Company, Contel
        Cellular, Inc. and GTE Mobilnet, Inc. dated December 30, 1993.
        Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended
        December 31, 1993.

 *11.1  Computation of net income (loss) per common share.

 *12.1  Computation of ratio of earnings to fixed charges.

 *21.1  Subsidiaries of the Company.

 *23.1  Consent of Independent Auditors.

__________
* Filed herewith