Form 10-Q
period 1995-12-31
COMMNET CELLULAR INC
filed 1996-02-13
CIK 787912

                                   FORM 10-Q
                                _______________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

(Mark one)
  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  December 31, 1995
                                        -----------------

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

                     8350 East Crescent Parkway, Suite 400
                           Englewood, Colorado 80111
                           -------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 303/694-3234
                                 ------------
             (Registrant's telephone number, including area code)

                   5990 Greenwood Plaza Boulevard, Suite 300
                           Englewood, Colorado 80111
                           -------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant's Common Stock outstanding as of February 9, 1996 was 13,699,604.

                             COMMNET CELLULAR INC.
                         FORM 10-Q - DECEMBER 31, 1995


                                     INDEX

Part I                 Financial Information                               Page
------                 ---------------------                               ----
Item 1                 Financial Statements

                       Consolidated Condensed Balance Sheets -
                          December 31, 1995 and September 30, 1995           1

                       Consolidated Condensed Statements of Operations -
                          Three Months Ended December 31, 1995
                          and December 31, 1994                              3

                       Consolidated Condensed Statements of Cash Flows -
                          Three Months Ended December  31, 1995
                          and December 31, 1994                              4

                       Notes to Consolidated Condensed Financial
                          Statements                                         6

Item 2                 Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                         8


Part II                Other Information
-------                -----------------

Item 6                 Exhibits and Reports on Form 8-K                     21

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                            December 31,        September 30,
                 Assets                         1995                1995
----------------------------------------   --------------     -----------------
                                             (unaudited)
Current assets:
 Cash and cash equivalents                   $41,940,810          $41,017,845
 Available-for-sale securities                   891,367                    -
 Accounts receivable, net of allowance
  for doubtful accounts of $2,216,525
  and $1,957,810 at December 31, 1995
  and September 30, 1995, respectively        12,546,135           13,673,168
 Inventory and other                           3,276,224            2,931,155
                                            ------------         ------------

     Total current assets                     58,654,536           57,622,168

Investment in and advances to affiliates      57,440,534           56,918,738

Investment in cellular system equipment       10,416,608            5,426,686

Property and equipment, at cost:
 Cellular system equipment                   106,666,125          107,433,095
 Land, buildings and improvements             24,135,765           23,183,361
 Furniture and equipment                      19,797,074           18,636,304
                                            ------------         ------------

                                             150,598,964          149,252,760
 Less accumulated depreciation                45,393,998           43,963,285
                                            ------------         ------------

     Net property and equipment              105,204,966          105,289,475

Other assets, less accumulated
 amortization of $29,763,209 and
 $28,616,576 at December 31, 1995 and
 September 30, 1995, respectively:
   FCC licenses and filing rights             93,816,216           92,349,639
   Deferred loan costs and other               7,966,587            8,061,250
                                            ------------         ------------


     Total other assets                      101,782,803          100,410,889
                                            ------------         ------------

                                            $333,499,447         $325,667,956
                                            ============         ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                                          December 31,       September 30,
  Liabilities and Stockholders' Equity                        1995                1995
----------------------------------------                ----------------   ----------------
                                                          (unaudited)
Current liabilities:
 Accounts payable                                        $ 11,272,484        $  9,266,607
 Accrued liabilities                                        6,940,918           4,861,608
 Accrued interest                                           5,477,052           3,264,934
 Obligation under capital leases due
  within one year                                             317,055             318,188
                                                         ------------        ------------

     Total current liabilities                             24,007,509          17,711,337

Long-term debt:
 Secured bank financing                                    36,262,558          36,262,558
 Obligation under capital leases due
  after one year                                              374,572             449,230
 11 3/4% senior subordinated discount notes               130,328,916         126,644,799
 11 1/4% subordinated notes                                80,000,000          80,000,000
   8.75% convertible subordinated notes                     3,000,000           3,000,000

 Minority interests                                         3,191,493           2,944,370

Commitments

Stockholders' equity:
 Preferred Stock, $.01 par value;   1,000,000
     shares authorized; no shares issued                            -                   -

 Common Stock, $.001 par value; 40,000,000
     shares authorized; 13,489,875 and
     13,442,967 shares issued at December 31,
     1995 and September 30, 1995, respectively                 13,490              13,443
 Capital in excess of par value                           160,414,714         159,381,589
   Accumulated deficit                                   (104,093,805)       (100,739,370)
                                                         ------------        ------------
     Total stockholders' equity                            56,334,399          58,655,662
                                                         ------------        ------------

                                                         $333,499,447        $325,667,956
                                                         ============        ============


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995                1994
                                              ----                ----

Revenues:
 Cellular service                         $ 18,059,100        $ 12,901,224
 In-roaming                                  5,719,512           3,807,440
 Equipment sales                             1,292,167           2,566,799
                                          -------------       -------------

                                            25,070,779          19,275,463

Costs and expenses:
 Cellular operations:
   Cost of cellular service                  4,506,288           3,835,135
   Cost of equipment sales                   2,528,103           2,628,119
   General and administrative                5,885,876           4,842,894
   Marketing and selling                     5,551,049           5,451,690
   Depreciation and amortization             4,412,730           3,397,202
 Corporate:
   General and administrative                1,581,794           1,920,014
   Depreciation and amortization               705,628             576,663
   Less amounts allocated to
    nonconsolidated affiliates              (1,636,957)         (1,554,870)
                                          -------------       -------------

                                            23,534,511          21,096,847
                                          -------------       -------------

Operating income (loss)                      1,536,268          (1,821,384)

Equity in net loss of affiliates            (1,010,971)         (1,081,833)
Minority interest in net income of
 consolidated affiliates                      (207,632)           (123,483)
Gain on sales of affiliates and other                -              67,247
Interest expense                            (7,211,844)         (6,270,842)
Interest income                              3,539,744           2,792,616
                                          -------------       -------------

Net loss                                  $ (3,354,435)       $ (6,437,679)
                                          =============       =============

Net loss per common share                 $      (0.25)       $      (0.55)
                                          =============       =============

Weighted average shares outstanding         13,461,154          11,743,513
                                          =============       =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995                1994
                                              ----                ----

Operating activities:
 Net loss                                  $(3,354,435)       $(6,437,679)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Minority interest                           207,632            123,483
   Depreciation and amortization             5,118,358          3,973,865
   Equity in net loss of affiliates          1,010,971          1,081,833
   Gains on sales of affiliates and
    other                                            -            (67,247)
   Loss on sale of available-for-sale
    securities                                       -            221,598
   Interest expense on 11 3/4% senior
    discount notes                           3,684,115          3,286,599
   Accrued interest on advances to
    affiliates                              (2,922,165)        (2,855,547)
 Change in operating assets and
  liabilities, net of effects from
  consolidating acquired interests:
   Accounts receivable                       1,124,778           (472,878)
   Inventory and other                        (346,081)            42,769
   Accounts payable and accrued
    liabilities                              4,112,942           (648,985)
   Accrued interest                          2,212,118          1,586,149
                                           -----------        -----------
Net cash provided (used) by operating
 activities                                 10,848,233           (166,040)

Investing activities:
 Purchase of available-for-sale
  securities                                  (891,367)                 -
 Sale of available-for-sale securities               -          9,927,411
 Additions to investments in and
  advances to affiliates                      (461,319)          (964,956)
 Additions to investment in cellular
  system equipment                          (3,978,402)        (5,388,680)
 Additions to property and equipment        (5,094,769)        (1,715,378)
 Additions to other assets                    (328,988)            (8,934)
 Proceeds from sales of interests in
  affiliates                                   613,700             50,000
 Purchase of interests in affiliates,
  net of cash acquired and net of
  assets and liabilities recorded due
  to consolidation                              (6,147)        (1,600,000)
                                           -----------        -----------

Net cash provided (used) by investing
 activities                                (10,147,292)           299,463

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995             1994
                                              ----             ----

Financing activities:
 Proceeds from secured bank financing      $         -     $ 13,408,741
 Payments of secured bank financing                  -         (272,719)
 Reduction of obligation under capital
  leases                                       (75,791)        (161,574)
 Issuance of Common Stock, net of
  offering costs                               297,815          108,470
                                           -----------      -----------

Net cash provided by financing
 activities                                    222,024       13,082,918
                                           -----------      -----------

Net increase in cash and cash
 equivalents                                   922,965       13,216,341


Cash and cash equivalents at beginning
 of period                                  41,017,845        2,081,591
                                           -----------      -----------

Cash and cash equivalents at end of
 period                                    $41,940,810      $15,297,932
                                           ===========      ===========

Supplemental schedule of additional
 cash flow information and noncash
 activities:

 Cash paid during the three-month
  period for interest                      $ 1,315,611      $ 1,388,261

 Purchase of cellular system equipment
  through accounts payable                   4,213,340        4,732,692


 Purchases of interests in affiliates
  financed with Common Stock                   735,357                -


 Conversion of convertible subordinated
  debentures to Common Stock                         -            2,983



                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1994 and 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results for a full year. Certain amounts relating to December 31, 1994 have been reclassified to correspond to the December 31, 1995 classification.

     2.   Business acquisitions and sales
          -------------------------------

          During the three months ended December 31, 1995, the Company acquired interests in several markets. In certain of these transactions, the Company issued shares of its Common Stock. As a result of these transactions, capital increased by approximately $735,000 and other assets increased by approximately $2,417,000. In addition, the Company disposed of its interest in one managed market. As a result of this transaction, other assets decreased by approximately $457,000.

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the three months ended December 31, 1995 were as follows:


                                                    Common Stock                       Capital in
                                        ------------------------------------           Excess of
                                            Shares            Amount                   Par Value
                                        ------------------------------------      -------------------

Balance at September 30, 1995             13,442,967         $13,443                  $159,381,589

Issuance of Common Stock:
    Aggregate shares issued in unrelated
       nonsignificant acquisitions            28,283              28                       735,329
    Exercise of options                       18,625              19                       297,796
                                          ----------         -------                  ------------
Balance at December 31, 1995              13,489,875         $13,490                  $160,414,714
                                          ==========         =======                  ============

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     4.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1995, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     5.   Subsequent events
          -----------------

          On December 7, 1995, the Company called for redemption all outstanding 8.75% Convertible Senior Subordinated Notes ("Notes") with a carrying amount of $3,000,000 at a price of 105 15/32%. During January 1996, all Notes were converted into 200,000 shares of the Company's Common Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

     The Company generated operating income during the first fiscal quarter of 1996 as growth in penetration and subscriber usage continued. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the quarter ended December 31, 1995, will also be positive in future fiscal periods (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 44 markets, all of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended December 31, 1995. The results of operations of 42 markets, all of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended December 31, 1994. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to December 31, 1994. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended December 31, 1995, 20 markets were accounted for under the equity method, compared to 34 such markets for the quarter ended December 31, 1994. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for each of the quarters ended December 31, 1995 and 1994.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from the Company's short-term investments. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company and bear interest at a rate 1% above CIFC's average borrowing rate. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

Results of Operations
---------------------

     Three Months Ended December 31, 1995 and 1994.  Cellular service revenues,
     ---------------------------------------------
including in-roaming revenues, increased 42% from $16,709,000 for the quarter ended December 31, 1994 to $23,779,000 for the quarter ended December 31, 1995. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 42 during the quarter ended December 31, 1994 to 44 during the quarter ended December 31, 1995. Growth in subscribers accounted for 77% of the increase, and the number of consolidated markets accounted for 23% of the increase. In-roaming revenues increased by 50%, or $1,913,000, from $3,807,000, for the quarter ended December 31, 1994 to $5,720,000 for the quarter ended December 31, 1995 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $69 for the quarter ended December 31, 1994 to $61 for the quarter ended December 31, 1995, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber decreased only $1, from $16 to $15, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service decreased as a percentage of service revenues from 23% for the quarter ended December 31, 1994 to 19% for the quarter ended December 31, 1995, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 50% from $2,567,000 for the quarter ended December 31, 1994 to $1,292,000 for the quarter ended December 31, 1995 due to the Company discontinuing the distribution of phones and accessories to its indirect sales channel. In addition, the Company reduced equipment prices in response to competitive factors. Cost of equipment sales decreased 4% from $2,628,000 for the quarter ended December 31, 1994 to $2,528,000 for the quarter ended December 31, 1995. The large loss on equipment sales was due to equipment promotions during the quarter to stimulate subscriber growth. The Company expects similar negative equipment margins in the future as the Company subsidizes use of equipment in order to shift consumer focus to the value of the cellular service. However, reductions in other components of acquisition costs per new subscriber, such as advertising, may occur.

     General and administrative costs of cellular operations increased 22% from $4,843,000 for the quarter ended December 31, 1994 to $5,886,000 for the quarter ended December 31, 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 29% for the quarter ended December 31, 1994 to 25% for the quarter ended December 31, 1995. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 2% from $5,452,000 for the quarter ended December 31, 1994 to $5,551,000 for the quarter ended December 31, 1995, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions offset by reductions in advertising costs and marketing overhead. Marketing costs per net new subscriber decreased 9% from $453 for the quarter ended December 31, 1994 to $412 for the quarter ended December 31, 1995, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its own retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased from $3,397,000 for the quarter ended December 31, 1994 to $4,413,000 for the quarter ended December 31, 1995, primarily related to increased fixed asset balances.

     Corporate costs and expenses for the quarter ended December 31, 1994 were $942,000, which represented gross expenses of $2,497,000 less amounts allocated to nonconsolidated affiliates of $1,555,000. Corporate costs and expenses for the quarter ended December 31, 1995 were $650,000, which represented gross expenses of $2,287,000 less amounts allocated to nonconsolidated affiliates of $1,637,000. The decrease in corporate costs and expenses is due to a reduction in costs attributable to general corporate initiatives such as financing activities.

     Equity in net loss of affiliates decreased 7% from $1,082,000 for the quarter ended December 31, 1994 to $1,011,000 for the quarter ended December 31, 1995. The decrease is due to decreased losses in nonconsolidated affiliates. Operating results of the markets that continue to be accounted for under the equity method are expected to improve consistently. However, such improvement may not be apparent in comparison to prior periods which included the results of profitable markets that were sold in July 1995.

     Interest expense increased 15% from $6,271,000 for the quarter ended December 31, 1994 to $7,212,000 for the quarter ended December 31, 1995 due to the higher interest rate on the subordinated notes than on the convertible subordinated notes which were redeemed with the proceeds of the subordinated notes and the higher accreted discount note and secured bank financing balances. Cash paid for interest decreased 5% from $1,388,000 for the quarter ended December 31, 1994 to $1,315,000 for the quarter ended December 31, 1995.

     Interest income increased 27% from $2,793,000 for the quarter ended December 31, 1994 to $3,540,000 for the quarter ended December 31, 1995. The increase is related to higher cash balances and an increase in note receivable balances from nonconsolidated affiliates.

Acquisitions and Sales
----------------------

     In November 1995, the Company purchased additional interests ranging from 18% to 19% in three managed markets for 28,283 shares of the Company's Common Stock.

     Also in November 1995, the Company entered into a series of agreements pursuant to which the Company agreed to acquire interests in one MSA and one RSA market in exchange for its interest in one RSA market, plus cash, common stock and forgiveness of certain obligations, all of which aggregate $988,000. The sale portion of the transaction was consummated in November, and the acquisition portion will be consummated upon receipt of requisite regulatory approvals.

     The Company also has entered into agreements to purchase additional interests ranging from 43% to 44% in two managed RSA markets. The aggregate purchase price of $2,209,000 is payable in shares of the Company's Common Stock.

     In January 1996, the Company entered into a series of agreements to partition the New Mexico 1 RSA, to sell its interest in the southern portion of the market and to acquire the interest of U S West NewVector Group in the northern portion of the market. The transaction is expected to be consummated during the second fiscal quarter of 1996.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisition will be consummated.

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $10,848,000 during the quarter ended December 31, 1995. This was primarily due to the increase in EBITDA of $4,502,000, an increase to accrued interest and accounts payable of $4,113,000 and decreases of $1,125,000 to accounts receivable. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

     Net cash used by investing activities was $10,147,000 for the quarter ended December 31, 1995. This was due primarily to $5,095,000 required to fund the purchase of property and equipment and $3,978,000 to increase the investment in cellular system equipment.

     Net cash provided by financing activities was $222,000 for the quarter ended December 31, 1995. These proceeds include $298,000 of cash from the issuance of Common Stock upon exercise of options.

Liquidity and Capital Resources
-------------------------------

     General.  CommNet Cellular Inc. (referred to herein as the "parent
     -------
company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of liquidity is the Credit Agreement, pursuant to which CoBank has agreed to lend up to $165,000,000 to CIFC (the "credit facility"). Of the $165,000,000, $140,000,000 may be reloaned by CIFC to the Company's affiliates for the construction, operation and expansion of cellular telephone systems including up to $5,000,000 for the construction and operation of a paging network. The remaining $25,000,000 is reserved for acquisitions by CINC. Of the $140,000,000, up to $80,000,000 is available to be borrowed by CIFC to be repaid to the parent company and used for general corporate purposes, including capital expenditures, debt service and acquisitions. The Credit Agreement restricts the ability of the Company's affiliates and subsidiaries, a substantial number of which are consolidated for financial statement purposes, to make distributions to the parent company until such affiliates and subsidiaries have repaid all outstanding debt to CIFC. As a result, a portion of the Company's consolidated cash flows and cash balances is not available to satisfy the parent company's capital and debt service requirements.

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

     As of December 31, 1995, the Company had unused commitments under the Credit Agreement of $128,737,000, of which approximately $60,225,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at December 31, 1995 the Company, on a consolidated basis, had available $42,832,000 of cash, cash equivalents and available-for-sale securities. In September 1995, holders of the Company's 8.75% Convertible Senior Subordinated Notes elected to convert $1,950,000 of the $4,950,000 outstanding notes into 130,004 shares of the Company's Common Stock. On December 7, 1995 the Company notified the remaining noteholders of its intent to call for redemption on January 15, 1996 the outstanding notes. Subsequent to December 31, 1995 but prior to January 15, 1996, the remaining $3,000,000 in notes were converted into 200,000 shares of the Company's Common Stock.

     On a consolidated basis, the Company's capital expenditures for the twelve months ended September 30, 1995 and the quarter ended December 31, 1995 were $31,919,000 and $9,052,000, respectively. The Company plans to make parent company capital expenditures and fund working capital and acquisition requirements for the balance of fiscal year 1996 of $31,567,000, primarily for switch capacity and computer system upgrades. Capital expenditures, working capital and other operating requirements of the Company's affiliates are expected to be $38,459,000 for the balance of fiscal 1996, to fund working capital requirements, channel expansion and additional cell sites.

     The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the Notes. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the balance of fiscal year 1996 will be $12,500,000. Revolving loan indebtedness outstanding under the Credit Agreement will be converted to term loan indebtedness at December 31, 1996 and will be amortized over the next four years. See "The Credit Agreement" below.

     The Company believes operating cash flow, existing cash balances and borrowing availability under the Credit Agreement, will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

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

     The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has agreed
     --------------------
to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund acquisitions of additional cellular systems, subject to certain conditions. As of December 31, 1995, $60,225,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. As of December 31, 1995, the outstanding balance under the Credit Agreement was approximately $36,210,000. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.50% at December 31, 1995) or 2.50% over LIBOR (8.08% at December 31, 1995). The Credit Agreement is a revolving loan which converts to a four-year term loan on December 31, 1996. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has fixed interest rates on approximately $35,090,000 of its long-term debt payable to CoBank at an average rate of 10.8% which matures during 1996. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.50% at December 31, 1995). The weighted average interest rate of borrowings under the Credit Agreement, after giving effect to the swap, was 10.68% at December 31, 1995.

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

                           SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,296,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,242,000 pops and 10 MSA markets having a total of 1,302,000 pops, of which the Company's interests represent 2,663,000 net Company pops and 634,000 net Company pops, respectively. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 44 of its 55 managed markets. The Company currently finances entities holding interests representing approximately 4,273,000 pops, of which 3,296,000 are included in net Company pops and 977,000 are attributable to parties other than the Company. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 55 markets (48 RSA and 7 MSA markets) spanning nine states and represents approximately 4,042,000 total pops and 3,030,000 net Company pops. As of December 31, 1995, the RSA and MSA managed markets had 122,084 and 46,381 subscribers, respectively.

     Information regarding the Company's interests in each affiliate, the interest of each affiliate in a cellular licensee and the market subject to such license as of February 9, 1996, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

                                     Net Company
    MSA or                           Interest in               1994             Net Company
  RSA Code (1)         State         Licensee (2)       Population (3)(6)         Pops (4)
----------------   -------------   ----------------   ---------------------   ---------------
MSAs:
141                Minnesota             8.01%               243,518               19,498
185                Indiana              16.67%               170,313               28,391
241*(5)            Colorado             73.99%               127,299               94,189
253*(5)            Iowa                 74.50%               118,105               87,988
267*(5)            South Dakota         51.00%               133,987               68,333
268*(5)            Montana              54.10%               122,871               66,473
279                Maine                11.11%               102,441               11,380
289*(5)            South Dakota        100.00%               113,831              113,831
297*(5)            Montana             100.00%                81,938               81,938
298*(5)            North Dakota         70.00%                87,835               61,485
                                                           ---------             --------
Total MSA                                                  1,302,138              633,506

                                     Net Company
    MSA or                           Interest in               1994             Net Company
  RSA Code (1)         State         Licensee (2)       Population (3)(6)         Pops (4)
----------------   -------------   ----------------   ---------------------   ---------------
RSAs:
348*               Colorado             10.00%                   45,211               4,521
349*(5)            Colorado             61.75%                   63,315              39,097
351*(5)            Colorado             61.75%                   65,026              40,154
352*(5)            Colorado             66.00%                   26,890              17,747
353*(5)            Colorado            100.00%                   68,119              68,119
354*(5)            Colorado (B1)        69.40%                   45,689              31,708
355*               Colorado             49.00%                   45,026              22,063
356*               Colorado (B1)        49.00%                   27,671              13,559
389                Idaho                50.00%                   66,552              33,276
390                Idaho                33.33%                   15,911               5,303
392*(5)            Idaho (B1)          100.00%                  136,677             136,677
393*(5)            Idaho                91.64%                  288,252             264,154
415                Iowa                 10.11%                  155,924              15,770
416                Iowa                 38.50%                  108,063              41,603
417*(5)            Iowa                100.00%                  152,917             152,917
419*               Iowa                 44.92%                   54,653              24,549
420*(5)            Iowa                100.00%                   63,395              63,395
424                Iowa                 17.15%                   66,706              11,440
425*               Iowa                 13.28%                  107,924              14,337
426*               Iowa                 49.14%                   85,106              41,820
427*               Iowa                 49.17%                  102,917              50,601
428                Kansas                3.07%                   28,006                 860
429                Kansas                3.07%                   31,188                 957
430                Kansas                3.07%                   52,587               1,614
431                Kansas                3.07%                  127,201               3,905
432                Kansas                3.07%                   31,075                 954
433                Kansas                3.07%                   20,183                 620
434                Kansas                3.07%                   81,665               2,507
435                Kansas                3.07%                  127,567               3,916
436                Kansas                3.07%                   58,095               1,784
437                Kansas                3.07%                  105,951               3,253
438                Kansas                3.07%                   81,692               2,508
439                Kansas                3.07%                   42,526               1,306
440                Kansas                3.07%                   28,891                 887
441                Kansas                3.07%                  172,162               5,285
442                Kansas                3.07%                  155,265               4,767
512                Missouri (B1)        14.70%                   56,387               8,289
523*(5)            Montana (B1)        100.00%                   68,744              68,744
523*(5)            Montana (B2)         98.85%                   72,353              71,521
524*(5)            Montana (B1)         79.40%                   37,090              29,449
526*(5)            Montana (B1)        100.00%                   22,002              22,002
527*(5)            Montana             100.00%                  180,555             180,555
528*(5)            Montana              80.88%                   64,321              52,020
529*(5)            Montana              74.50%                   29,807              22,206
530*(5)            Montana              80.88%                   85,945              69,508
531*(5)            Montana             100.00%                   31,508              31,508
532*(5)            Montana             100.00%                   19,628              19,628

                                         Net Company
    MSA or                               Interest in               1994             Net Company
  RSA Code (1)           State           Licensee (2)       Population (3)(6)         Pops (4)
----------------   -----------------   ----------------   ---------------------   ---------------
553*               New Mexico              16.33%                 251,919              41,143
555                New Mexico              12.25%                  78,980               9,675
557                New Mexico              16.33%                  56,850               9,285
580*(5)            North Dakota            53.36%                 101,590              54,208
581*               North Dakota            49.00%                  59,678              29,242
582                North Dakota            41.45%                  90,940              37,694
583*               North Dakota            49.00%                  65,368              32,030
584*(5)            North Dakota            61.75%                  48,986              30,249
634*(5)            South Dakota           100.00%                  36,122              36,122
635*(5)            South Dakota            56.29%                  22,501              12,666
636*(5)            South Dakota            57.50%                  53,892              30,988
638*(5)            South Dakota (B1)      100.00%                  16,774              16,774
638*(5)            South Dakota (B2)      100.00%                   8,385               8,385
639*(5)            South Dakota (B1)       61.75%                  33,501              20,687
639*(5)            South Dakota (B2)       61.75%                   5,586               3,449
640*(5)            South Dakota            64.49%                  65,711              42,377
641*(5)            South Dakota            61.13%                  71,915              43,962
642*               South Dakota            49.00%                  92,384              45,268
675*(5)            Utah                   100.00%                  53,271              53,271
676*(5)            Utah                   100.00%                  91,208              91,208
677*(5)            Utah (B3)              100.00%                  38,644              38,644
678*(5)            Utah                    80.00%                  23,676              18,941
718*(5)            Wyoming                 66.00%                  47,112              31,094
719*(5)            Wyoming                100.00%                  73,641              73,641
720*(5)            Wyoming                100.00%                 148,567             148,567
                                                                ---------           ---------

Total RSA                                                       5,241,539           2,662,933
                                                                ---------           ---------
Total MSA and RSA                                               6,543,677           3,296,439
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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                       Number of                    Estimated Population                         Number of
                   Operating Systems                of Operating Systems                         Subscribers
                --------------------- ----------------------------------------------- --------------------------------  Subscriber
                   Total   MSA   RSA      Total          MSA               RSA         Total         MSA        RSA       Growth
                --------- ----- ----- ------------  ------------     ---------------- ----------- ----------  --------  -----------

Sept. 30, 1987        0     0     0             0          0                0              0          0           0
Sept. 30, 1988        4     4     0       504,529    504,529 (1)            0            424        424           0
Sept. 30, 1989        4     4     0       500,804    500,804 (2)            0          1,362      1,362           0     221.23%
Sept. 30, 1990       18     4    14     1,687,481    500,804 (2)    1,186,677 (2)      6,444      3,513       2,931     373.13%
Sept. 30, 1991       49     5    44     3,509,779    566,722 (3)    2,943,057 (3)     17,952      6,387      11,565     178.58%
Sept. 30, 1992       49     5    44     3,509,779    566,722 (3)    2,943,057 (3)     35,884     11,119      24,765      99.89%
Sept. 30, 1993       50     6    44     3,665,758    644,526 (4)    3,021,232 (4)     60,381     17,898      42,483      68.27%
Sept. 30, 1994       55     7    48     3,906 063    771,660 (5)    3,134,403 (5)     99,002     30,711      68,291      63.96%
Sept. 30, 1995       56     7    49     4,220,975    785,866 (6)    3,435,109 (6)    151,482     42,401     109,081      53.01%
Dec. 31, 1995        55     7    48     4,042,117    785,866 (6)    3,256,251 (6)    168,465     46,381     122,084      11.21%

_________________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.

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

                                                                 Three Months ended December 31,
                           ---------------------------------------------------------------------------------------------------------
                                 1995          1994           1995             1994                 1995              1994
                           ----------------------------- -------------------------------------- ------------------------------------
                                    Combined (1)              Financed Proportionate (2)             Company Proportionate (3)
                           ----------------------------- -------------------------------------- ------------------------------------
MANAGED MARKETS
Revenues:
    Cellular service          $21,857,297    $16,428,436    $20,321,468             $15,212,811    $15,730,109           $11,649,729
    In-roaming                  7,327,023      4,935,346      6,765,385               4,591,903      5,300,937             3,422,472
    Equipment sales             1,409,878      1,334,860      1,298,327               1,231,894      1,044,391               908,800
                              -----------    -----------    -----------             -----------    -----------           -----------
       Total revenues          30,594,198     22,698,642     28,385,180              21,036,608     22,075,437            15,981,001
Costs and expenses
    involving cash:
    Cost of sales:
       Cellular service
    (including in-roaming)      5,941,087      4,875,326      5,555,464               4,541,448      4,264,511             3,363,199
       Equipment sales          2,545,188      1,420,682      2,244,437               1,297,791      1,807,759               979,067
    General and administrative  7,271,735      6,209,792      6,795,247               5,836,160      5,195,834             4,355,150
    Marketing and selling       6,911,892      6,948,939      6,345,157               6,429,721      4,922,961             4,880,725
                              -----------    -----------    -----------             -----------    -----------           -----------
       Total cash costs
           and expenses        22,669,902     19,454,739     20,940,305              18,105,120     16,191,065            13,578,141
                              -----------    -----------    -----------             -----------    -----------           -----------
EBITDA                        $ 7,924,296    $ 3,243,903    $ 7,444,875             $ 2,931,488    $ 5,884,372           $ 2,402,860
                              ===========    ===========    ===========             ===========    ===========           ===========

Capital expenditures          $ 8,136,385    $14,709,792    $ 7,849,296             $13,615,959    $ 7,607,669           $11,187,070

Subscriber count                  168,465        114,918        154,921                 105,486        119,849                45,993
Total markets                          55             55             55                      55             55                    55

NONMANAGED MARKETS
Revenues:
    Cellular service
    (including in-roaming)    $24,661,581    $17,999,182    $ 4,405,688             $ 5,373,651    $ 2,410,393           $ 2,794,484
    Equipment sales             1,660,315      1,025,132        144,397                 295,068        116,186               168,063
                              -----------    -----------    -----------             -----------    -----------           -----------
       Total revenues          26,321,896     19,024,314      4,550,085               5,668,719      2,526,579             2,962,547
Costs and expenses
   involving cash:
   Cost of sales:
       Cellular service         5,736,080      5,024,792      1,224,244               1,521,825        629,000               743,767
       Equipment sales          1,712,254      1,630,015        190,581                 454,486        135,166               259,924
   General and
    administrative              3,837,616      3,246,167        770,725                 971,725        422,153               511,130
   Marketing and selling        5,150,838      4,555,302        924,579               1,355,037        505,396               694,336
                               -----------    -----------    -----------             -----------    -----------           ----------
       Total cash costs
          and expenses         16,436,788     14,456,276      3,110,129               4,303,073      1,691,715             2,209,157
                              -----------    -----------    -----------             -----------    -----------           -----------
EBITDA                        $ 9,885,108    $ 4,568,038    $ 1,439,956             $ 1,365,646    $   834,864           $   753,390
                              ===========    ===========    ===========             ===========    ===========           ===========

Capital expenditures          $ 6,202,911    $ 6,399,518    $   919,658             $ 2,153,827    $   609,461           $ 1,030,076

Subscriber count                  113,404         89,852         15,486                  26,012         19,395                13,594
Total markets                          27             39             27                      39             27                    39


                                                                            Three Months ended December 31,
                                                                            -------------------------------
                                                                                    1995           1994
                                                                                -------------  ------------
Reconciliation From Company Proportionate EBITDA to Consolidated
 Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                      $ 6,719,236   $ 3,156,250
Proportionate depreciation and amortization                                       (3,766,509)   (2,890,890)
Proportionate interest expense                                                    (2,475,072)   (2,173,393)
Equity in nonlicensee affiliates                                                  (1,254,553)   (1,154,462)
Minority interests                                                                   115,024      (613,679)
Intercompany interest                                                              1,700,526     1,521,070
Amortization of license costs not owned by affiliates                               (617,911)     (525,259)
Unallocated corporate expenses                                                      (650,465)     (941,807)
Gains on sales of affiliates                                                               0        67,247
Interest expense (net) and other                                                  (3,124,711)   (2,882,756)
                                                                                 -----------   -----------

Consolidated net income (loss)                                                   $(3,354,435)  $(6,437,679)
                                                                                 ===========   ===========

---------------
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's owner-ship interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.

     The following table presents "Financed Proportionate" operating results and other cash activity of the cellular licensees in which the Company holds an interest, as well as incremental cash activity of the Company. Financed Proportionate activity represents cash flows that are allocable to the Company which, when received, will be used to pay the Company's obligations to CoBank.


                                                   Three Months ended December 31,
                                                 ---------------------------------
                                                        1995             1994
                                                 ---------------------------------

Revenues:
   Cellular service (including in-roaming)            $31,492,541    $ 25,178,365
   Equipment sales                                      1,442,724       1,526,962
                                                      -----------    ------------

         Total revenues                                32,935,265      26,705,327

Cash costs and expenses:
   Cost of sales:
       Cellular service (including in-roaming)          6,779,708       6,063,273
       Equipment sales                                  2,435,018       1,752,277
   General and administrative                           7,565,972       6,801,904
   Marketing and selling                                7,269,736       7,784,758
                                                      -----------    ------------

         Total operating expenses                      24,050,434      22,402,212
                                                      -----------    ------------

EBITDA                                                  8,884,831       4,303,115

Cash interest expense (net)                            (1,315,611)     (1,388,261)

Capital expenditures, including corporate              (9,816,195)    (16,148,441)

Changes in operating assets and liabilities and other   2,896,615       5,670,490
                                                      -----------    ------------

    Cash provided (used) by financed cellular
       licensee affiliates                                649,640      (7,563,097)

Acquisition activity involving cash                       607,553      (1,550,000)

Nonlicensee cash corporate expenses                      (401,375)       (729,032)

Changes to long-term debt and equity                      958,514      13,144,410
                                                      -----------    ------------

Change in cash and short-term                         $ 1,814,332    $  3,302,281
 investments                                          ===========    ============

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a) Exhibits

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1995:

              None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMNET CELLULAR INC. (Registrant)



Date:  February 13, 1996          By:  /s/Daniel P. Dwyer
                                       -------------------------------------
                                       Daniel P. Dwyer
                                       Executive Vice President, Treasurer &
                                       Chief Financial Officer



Date:  February 13, 1996          By:  /s/Andrew J. Gardner
                                       -------------------------------------
                                       Andrew J. Gardner
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)