Form 10-Q/A
period 1995-12-31
COMMNET CELLULAR INC
filed 1996-05-03
CIK 787912

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

                             COMMNET CELLULAR INC.
                         FORM 10-Q - DECEMBER 31, 1995


                                     INDEX

Part I                 Financial Information                               Page
- ------                 ---------------------                               ----
Item 1                 Financial Statements

                       Consolidated Condensed Balance Sheets -
                          December 31, 1995 and September 30, 1995           1

                       Consolidated Condensed Statements of Operations -
                          Three Months Ended December 31, 1995
                          and December 31, 1994                              3

                       Consolidated Condensed Statements of Cash Flows -
                          Three Months Ended December  31, 1995
                          and December 31, 1994                              4

                       Notes to Consolidated Condensed Financial
                          Statements                                         6

Item 2                 Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                         8



                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                            December 31,        September 30,
                 Assets                         1995                1995
- ----------------------------------------   --------------     -----------------
                                             (unaudited)
Current assets:
 Cash and cash equivalents                   $41,940,810          $41,017,845
 Available-for-sale securities                   891,367                    -
 Accounts receivable, net of allowance
  for doubtful accounts of $2,216,525
  and $1,957,810 at December 31, 1995
  and September 30, 1995, respectively        12,546,135           13,673,168
 Inventory and other                           3,276,224            2,931,155
                                            ------------         ------------

     Total current assets                     58,654,536           57,622,168

Investment in and advances to affiliates      57,440,534           56,918,738

Investment in cellular system equipment       10,416,608            5,426,686

Property and equipment, at cost:
 Cellular system equipment                   106,666,125          107,433,095
 Land, buildings and improvements             24,135,765           23,183,361
 Furniture and equipment                      19,797,074           18,636,304
                                            ------------         ------------

                                             150,598,964          149,252,760
 Less accumulated depreciation                45,393,998           43,963,285
                                            ------------         ------------

     Net property and equipment              105,204,966          105,289,475

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
                                            ============         ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                                          December 31,       September 30,
  Liabilities and Stockholders' Equity                        1995                1995
- ----------------------------------------                ----------------   ----------------
                                                          (unaudited)
Current liabilities:
 Accounts payable                                        $ 11,272,484        $  9,266,607
 Accrued liabilities                                        6,940,918           4,861,608
 Accrued interest                                           5,477,052           3,264,934
 Obligation under capital leases due
  within one year                                             317,055             318,188
                                                         ------------        ------------

     Total current liabilities                             24,007,509          17,711,337

Long-term debt:
 Secured bank financing                                    36,262,558          36,262,558
 Obligation under capital leases due
  after one year                                              374,572             449,230
 11 3/4% senior subordinated discount notes               130,328,916         126,644,799
 11 1/4% subordinated notes                                80,000,000          80,000,000
   8.75% convertible subordinated notes                     3,000,000           3,000,000

 Minority interests                                         3,191,493           2,944,370

Commitments

Stockholders' equity:
 Preferred Stock, $.01 par value; 1,000,000
     shares authorized; no shares issued                            -                   -

 Common Stock, $.001 par value; 40,000,000
     shares authorized; 13,489,875 and
     13,442,967 shares issued at December 31,
     1995 and September 30, 1995, respectively                 13,490              13,443
 Capital in excess of par value                           160,414,714         159,381,589
   Accumulated deficit                                   (104,093,805)       (100,739,370)
                                                         ------------        ------------
     Total stockholders' equity                            56,334,399          58,655,662
                                                         ------------        ------------

                                                         $333,499,447        $325,667,956
                                                         ============        ============


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995                1994
                                              ----                ----

Revenues:
 Cellular service                         $ 18,059,100        $ 12,901,224
 In-roaming                                  5,719,512           3,807,440
 Equipment sales                             1,292,167           2,566,799
                                          -------------       -------------

                                            25,070,779          19,275,463

Costs and expenses:
 Cellular operations:
   Cost of cellular service                  4,819,665           3,835,135
   Cost of equipment sales                   2,214,726           2,628,119
   General and administrative                5,885,876           4,842,894
   Marketing and selling                     5,551,049           5,451,690
   Depreciation and amortization             4,412,730           3,397,202
 Corporate:
   General and administrative                1,581,794           1,920,014
   Depreciation and amortization               705,628             576,663
   Less amounts allocated to
    nonconsolidated affiliates              (1,636,957)         (1,554,870)
                                          -------------       -------------

                                            23,534,511          21,096,847
                                          -------------       -------------

Operating income (loss)                      1,536,268          (1,821,384)

Equity in net loss of affiliates            (1,010,971)         (1,081,833)
Minority interest in net income of
 consolidated affiliates                      (207,632)           (123,483)
Gain on sales of affiliates and other                -              67,247
Interest expense                            (7,211,844)         (6,270,842)
Interest income                              3,539,744           2,792,616
                                          -------------       -------------

Net loss                                  $ (3,354,435)       $ (6,437,679)
                                          =============       =============

Net loss per common share                 $      (0.25)       $      (0.55)
                                          =============       =============

Weighted average shares outstanding         13,461,154          11,743,513
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


General
- -------

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

Results of Operations
- ---------------------

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

     Cost of service decreased as a percentage of service revenues from 23% for the quarter ended December 31, 1994 to 20% for the quarter ended December 31, 1995, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 50% from $2,567,000 for the quarter ended December 31, 1994 to $1,292,000 for the quarter ended December 31, 1995 due to the Company discontinuing the distribution of phones and accessories to its indirect sales channel. In addition, the Company reduced equipment prices in response to competitive factors. Cost of equipment sales decreased 16% from $2,628,000 for the quarter ended December 31, 1994 to $2,215,000 for the quarter ended December 31, 1995. The large loss on equipment sales was due to equipment promotions during the quarter to stimulate subscriber growth. The Company expects similar negative equipment margins in the future as the Company subsidizes use of equipment in order to shift consumer focus to the value of the cellular service. However, reductions in other components of acquisition costs per new subscriber, such as advertising, may occur.

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

Acquisitions and Sales
- ----------------------

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

Changes in Financial Condition
- ------------------------------

     Net cash provided by operating activities was $10,848,000 during the quarter ended December 31, 1995. This was primarily due to the increase in EBITDA of $4,502,000, an increase to accrued interest and accounts payable of $6,325,000 and decreases of $1,125,000 to accounts receivable. Working capital increases will likely require cash in future periods as growth in the subscriber base continues.

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

Liquidity and Capital Resources
- -------------------------------

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

                                  COMMNET CELLULAR INC. (Registrant)



Date:  MAY 3, 1996                By:  /s/Daniel P. Dwyer
                                       -------------------------------------
                                       Daniel P. Dwyer
                                       Executive Vice President, Treasurer &
                                       Chief Financial Officer



Date:  MAY 3, 1996               By:   /s/Andrew J. Gardner
                                       -------------------------------------
                                       Andrew J. Gardner
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)