Form 10-Q
period 1996-03-31
COMMNET CELLULAR INC
filed 1996-05-15
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  March 31, 1996
                                            --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares of the registrant's Common Stock outstanding as of May 9, 1996 was 13,855,245.

                             COMMNET CELLULAR INC.
                           FORM 10-Q - MARCH 31, 1996


                                     INDEX

Part I    Financial Information                               Page
- ------    ---------------------                               ----

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets -
            March 31, 1996 and September 30, 1995               1

          Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 1996 and
            March 31, 1995                                      3

          Consolidated Condensed Statements of Operations -
            Six Months Ended March 31, 1996 and
            March 31, 1995                                      4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended March 31, 1996 and
            March 31, 1995                                      5

          Notes to Consolidated Condensed Financial
            Statements                                          7

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 9

Part II   Other Information
- -------   -----------------

Item 6    Exhibits and Reports on Form 8-K                     24

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


          Assets                                March 31,    September 30,
                                                 1996           1995
- ---------------------------------------        ---------    -------------
                                              (unaudited)

Current assets:                               $29,086,728   $ 41,017,845
  Cash and cash equivalents
  Accounts receivable, net of allowance for
    doubtful accounts of $1,944,157 and
    $1,957,810 at March 31, 1996
    and September 30, 1995, respectively       12,323,487     13,673,168
  Inventory and other                           4,271,189      2,931,155
                                             ------------    -----------
       Total current assets                    45,681,404     57,622,168
Investment in and advances to affiliates       60,539,551     56,918,738
Investment in cellular system equipment         8,694,980      5,426,686
Property and equipment, at cost:
  Cellular system equipment                   112,222,682    107,433,095
  Land, buildings and improvements             24,952,472     23,183,361
  Furniture and equipment                      21,116,984     18,636,304
                                             ------------    -----------
                                              158,292,138    149,252,760
  Less accumulated depreciation                48,878,580     43,963,285
                                             ------------    -----------
       Net property and equipment             109,413,558    105,289,475
Other assets, less accumulated amortization
  of $30,963,536 and $28,616,576 at March
  31, 1996 and September 30, 1995,
  respectively:
    FCC licenses and filing rights             96,537,206     92,349,639
    Deferred loan costs and other               6,912,871      8,061,250
                                             ------------    -----------
       Total other assets                     103,450,077    100,410,889

                                             $327,779,570   $325,667,956
                                             ============   ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                                                 March 31,        September 30,
 Liabilities and Stockholders' Equity                              1996               1995
 --------------------------------------                        -------------       -------------
                                                                (unaudited)
Current liabilities:
  Accounts payable                                             $  8,089,997         $  9,266,607
  Accrued liabilities                                             5,700,212            4,861,608
  Accrued interest                                                3,209,698            3,264,934
  Obligation under capital leases due within one year
                                                                    317,682              318,188
                                                               -------------       -------------
       Total current liabilities                                 17,317,589           17,711,337


Long-term debt:
  Secured bank financing                                         35,397,100           36,262,558
  Obligation under capital leases due after one year
  11 3/4% senior subordinated discount notes                        297,988              449,230
  11 1/4% subordinated notes                                    134,085,180          126,644,799
  8.75% convertible subordinated notes                           80,000,000           80,000,000
                                                                          -            3,000,000

Minority interests                                                3,344,154            2,944,370

Commitments

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000
    shares authorized; no shares issued                                   -                    -
  Common Stock, $.001 par value; 40,000,000
    shares authorized; 13,798,145 and
    13,442,967 shares issued at March 31,
    1996 and September 30, 1995, respectively                        13,798               13,443
  Capital in excess of par value                                166,151,717          159,381,589
  Accumulated deficit                                          (108,827,956)        (100,739,370)
                                                                -----------         ------------
       Total stockholders' equity                                57,337,559           58,655,662
                                                                -----------         ------------
                                                               $327,779,570         $325,667,956

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                  1996              1995
                                                  ----              ----
Revenues:
  Cellular service                           $ 18,201,146       $ 13,183,430
  In-roaming                                    5,088,032          3,618,440
  Equipment sales                                 301,013          2,262,429
                                           --------------      -------------
                                               23,590,191         19,064,299

Costs and expenses:
  Cellular operations:
     Cost of cellular service                   4,536,335          3,857,580
     Cost of equipment sales (Note 4)           2,311,714          2,444,340
     General and administrative                 5,257,554          5,538,565
     Marketing and selling                      5,222,400          4,636,754
     Depreciation and amortization              4,362,447          3,504,070

  Corporate:
     General and administrative                 2,160,711          1,801,849
     Depreciation and amortization              1,375,849            551,433
     Less amounts allocated to
       nonconsolidated affiliates              (1,595,772)        (1,677,818)
                                            --------------     -------------
                                               23,631,238         20,656,773
                                            --------------     -------------

Operating loss                                    (41,047)        (1,592,474)

Equity in net loss of affiliates                 (431,536)        (1,653,944)
Minority interest in net income of
  consolidated affiliates                        (161,701)          (137,521)
Loss on sales of affiliates and other            (250,000)                 -
Interest expense                               (7,192,042)        (6,379,743)
Senior lender patronage income                    413,112            763,843
Interest income                                 2,929,063          3,163,146
                                            --------------     -------------
Net loss                                     $ (4,734,151)      $ (5,836,693)
                                            ==============     =============
Net loss per common share                         $ (0.35)           $ (0.49)
                                            ==============     =============
Weighted average shares outstanding            13,719,121         11,842,412
                                            ==============     =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                    1996               1995
                                                                    ----               ----
Revenues:
  Cellular service                                              $  36,260,246     $  26,084,654
  In-roaming                                                       10,807,544         7,425,880
  Equipment sales                                                   1,593,180         4,829,228
                                                               --------------    --------------
                                                                   48,660,970        38,339,762
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                       9,356,000         7,692,715
     Cost of equipment sales (Note 4)                               4,526,440         5,072,459
     General and administrative                                    11,143,430        10,381,459
     Marketing and selling                                         10,773,449        10,088,444
     Depreciation and amortization                                  8,775,177         6,901,272
  Corporate:
     General and administrative                                     3,742,505         3,721,863
     Depreciation and amortization                                  2,081,477         1,128,096
     Less amounts allocated to nonconsolidated
       affiliates                                                  (3,232,729)       (3,232,688)
                                                               --------------    --------------
                                                                   47,165,749        41,753,620
                                                               --------------    --------------

Operating income (loss)                                             1,495,221        (3,413,858)

Equity in netloss of affiliates                                    (1,442,507)       (2,735,777)
Minority interest in net income of consolidated affiliates           (369,333)         (261,004)
Gain (loss) on sales of affiliates and other                         (250,000)           67,247
Interest expense                                                  (14,403,886)      (12,650,585)
Senior lender patronage income                                        413,112           763,843
Interest income                                                     6,468,807         5,955,762
                                                               --------------    --------------
Net loss                                                          $(8,088,586)     $(12,274,372)
                                                               ==============    ==============
Net loss per common share                                         $     (0.60)     $      (1.04)
                                                               ==============    ==============
Weighted average shares outstanding                                13,589,433        11,792,419
                                                               ==============    ==============

                                                      See accompanying notes.
                                                                -4-

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                               1996             1995
                                                                               ----             ----
Operating activities:
  Net loss                                                                $ (8,088,586)  $ (12,274,372)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest                                                         369,333         261,004
     Depreciation and amortization                                          10,856,654       8,029,368
     Equity in net loss of affiliates                                        1,442,507       2,735,777
     Loss (gain) on sales of affiliates and other                              250,000         (67,247)
     Loss on sale of available-for-sale securities                                   -         221,598
     Interest expense on 11 3/4% senior discount notes                       7,440,381       6,637,560
     CoBank patronage income                                                  (289,179)       (534,690)
     Accrued interest on advances to affiliates                             (5,388,587)     (5,570,098)
Change in operating assets and liabilities, net of effects from consolidating acquired interests:
     Accounts receivable                                                     1,351,065         128,779
     Inventory and other                                                    (1,340,034)        904,908
     Accounts payable and accrued liabilities                                  195,911         (90,218)
     Accrued interest                                                          (55,236)        364,360
                                                                          -------------   -------------
Net cash provided by operating activities                                    6,744,229         746,729

Investing activities:
     Purchase of available-for-sale securities                                (986,170)        (11,553)
     Sale of available-for-sale securities                                     986,170      21,427,411
     Additions to investments in and advances to affiliates                 (2,738,558)     (2,426,811)
     Additions to investment in cellular system equipment                   (2,256,774)     (7,514,562)
     Additions to property and equipment                                   (14,389,241)    (12,528,606)
     Reduction in (additions to) other assets                                  127,407         (14,396)
     Proceeds from sales of interests in affiliates                            613,700       1,835,349
     Purchase of interests in affiliates, net of cash acquired and net
       of assets and liabilities recorded due to consolidation                  (6,147)     (2,439,005)
                                                                          -------------   -------------
Net cash used by investing activities                                      (18,649,613)     (1,672,173)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                1996                       1995
                                                                ----                       ----
Financing activities:
  Proceeds from secured bank financing                     $   1,750,000              $ 13,408,742
  Payments of secured bank financing                          (2,563,154)                 (653,364)
  Reduction of obligation under capital leases                  (151,748)                 (285,171)
  Issuance of Common Stock, net of offering costs                939,169                   770,117
                                                           -------------              ------------
Net cash provided (used) by financing activities
                                                                 (25,733)               13,240,324
                                                           -------------              ------------

Net increase (decrease) in cash and cash equivalents         (11,931,117)               12,314,880

Cash and cash equivalents at beginning of period              41,017,845                 2,081,591
                                                            ------------              ------------

Cash and cash equivalents at end of period                  $ 29,086,728              $ 14,396,471
                                                            ============              ============

Supplemental schedule of additional cash flow information and noncash activities:

  Cash paid during the six-month period for interest       $   7,018,741             $   5,648,665

  Purchase of cellular system equipment through
    accounts payable                                           3,654,870                 1,896,337

  Purchases of interests in affiliates financed with
    Common Stock                                               2,922,156                 2,969,056

  Conversion of convertible subordinated debentures
    to Common Stock                                            2,909,158                     2,983


                            See accompanying notes.
                                      -6-

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1994 and 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results for a full year. Certain amounts relating to March 31, 1995 have been reclassified to correspond to the March 31, 1996 classification.

     2.   Business acquisitions and sales
          -------------------------------

          During the six months ended March 31, 1996, the Company acquired interests in several markets. In certain of these transactions, the Company issued shares of its Common Stock. As a result of these transactions, capital increased by approximately $2,922,000 and other assets increased by approximately $5,782,000. In addition, the Company disposed of its interest in one managed market. As a result of this transaction, other assets decreased by approximately $457,000.

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the six months ended March 31, 1996 were as follows:



                                         Common Stock          Capital in
                                  --------------------------   Excess of
                                   Shares            Amount    Par Value
                                  --------------------------  ------------

Balance at September 30, 1995     13,442,967        $13,443   $159,381,589
Issuance of Common Stock:
   Debenture conversion              200,000            200      2,908,958
   Aggregate shares issued in
      unrelated nonsignificant
      acquisitions                   107,803            108      2,922,048
   Exercise of options                47,375             47        939,122
                                  ----------        --------  ------------
Balance at March 31, 1996         13,798,145        $13,798   $166,151,717
                                  ==========        ========  ============

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     4.   Cost of equipment sales
          -----------------------

          In February 1996, the Company began providing cellular telephones, batteries and chargers that remained the property of CommNet Cellular Inc. to certain new and existing subscribers. Such equipment was expensed when delivered to a customer and service activated.

          The following table reflects estimates of activity in the three and six months ended March 31, 1996 giving effect to the costs associated with the program described above.


                                             Three Months      Six Months
                                                ended            ended
                                            March 31, 1996   March 31, 1996
                                            --------------   --------------
          Cost of equipment sales            $    738,714     $  2,953,440
          Cost of equipment owned by the
            Company, but provided to
            subscribers to use:
            New Subscribers                     1,153,000        1,153,000
            Existing subscribers                  420,000          420,000
                                            --------------   --------------
                                             $  2,311,714     $  4,526,440
                                             =============   ==============


     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1996, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Subsequent events
          -----------------

          In April 1996, the Company purchased additional interests ranging from 8% to 38% in two managed and one nonmanaged RSA markets and one managed and one nonmanaged MSA markets for approximately $975,000 in cash and 56,725 shares of the Company's Common Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
- -------

     The Company generated operating income during the six months ended March 31, 1996 as growth in penetration and subscriber usage continued. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the six months ended March 31, 1996, will also be positive in future fiscal periods (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 44 markets, all of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended March 31, 1996. The results of operations of 44 markets, 42 of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended March 31, 1995. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended March 31, 1996, 20 markets were accounted for under the equity method, compared to 31 such markets for the quarter ended March 31, 1995. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for each of the quarters ended March 31, 1996 and 1995.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from the Company's short-term investments. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company and bear interest at CIFC's average borrowing rate. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

Results of Operations
- ---------------------

     Three Months Ended March 31, 1996 and 1995.  Cellular service revenues,
     ------------------------------------------
including in-roaming revenues, increased 39% from $16,802,000 for the quarter ended March 31, 1995 to $23,289,000 for the quarter ended March 31, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 42 during the quarter ended March 31, 1995 to 44 during the quarter ended March 31, 1996. Growth in subscribers accounted for 84% of the increase, and the number of consolidated markets accounted for 16% of the increase. In-roaming revenues increased by 41%, or $1,470,000, from $3,618,000 for the quarter ended March 31, 1995 to $5,088,000 for the quarter ended March 31, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $60 for the quarter ended March 31, 1995 to $55 for the quarter ended March 31, 1996, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber decreased only $1, from $13 to $12, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service decreased as a percentage of service revenues from 23% for the quarter ended March 31, 1995 to 19% for the quarter ended March 31, 1996, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 87% from $2,262,000 for the quarter ended March 31, 1995 to $301,000 for the quarter ended March 31, 1996 due to the Company's introduction of its new customer satisfaction and pricing program. The program packages a handset, airtime and long distance within one area code for one monthly fee. This resulted in no recognition of handset revenue. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales decreased 5% from $2,444,000 for the quarter ended March 31, 1995 to $2,312,000 for the quarter ended March 31, 1996. Approximately $1,153,000 and $420,000 of the current quarter cost of equipment sales relates to equipment provided to new and existing customers, respectively, that they agreed to return to the Company if they terminate service. Although the Company retains ownership, it carried such equipment at no value in its balance sheet. The Company expects similar negative equipment margins in the future as the Company subsidizes use of handsets in order to shift consumer focus to the value of the cellular service. However, reductions in other components of acquisition costs per new subscriber, such as commissions and advertising, may occur.

     General and administrative costs of cellular operations decreased 5% from $5,539,000 for the quarter ended March 31, 1995 to $5,258,000 for the quarter ended March 31, 1996, primarily due to reductions to bad debt expense, offset by increased customer billing expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 33% for the quarter ended March 31, 1995 to 23% for the quarter ended March 31, 1996. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 13% from $4,637,000 for the quarter ended March 31, 1995 to $5,222,000 for the quarter ended March 31, 1996, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions offset by reductions in advertising costs and marketing overhead. Marketing costs per net new subscriber decreased 14% from $648 for the quarter ended March 31, 1995 to $555 for the quarter ended March 31, 1996, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased from $3,504,000 for the quarter ended March 31, 1995 to $4,362,000 for the quarter ended March 31, 1996, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the quarter ended March 31, 1995 were $675,000, which represented gross expenses of $2,353,000 less amounts allocated to nonconsolidated affiliates of $1,678,000. Corporate costs and expenses for the quarter ended March 31, 1996 were $1,941,000, which represented gross expenses of $3,537,000 less amounts allocated to nonconsolidated affiliates of $1,596,000. The increase in corporate costs and expenses is due primarily to the acceleration of depreciation expense related to certain corporate assets and expenses related to paging activity and roaming fraud which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 74% from $1,654,000 for the quarter ended March 31, 1995 to $432,000 for the quarter ended March 31, 1996. The decrease is due to decreased losses in nonconsolidated affiliates which included a one-time gain in one nonmanaged market. Operating results of the markets that continue to be accounted for under the equity method are expected to improve consistently.

     Interest expense increased 13% from $6,380,000 for the quarter ended March 31, 1995 to $7,192,000 for the quarter ended March 31, 1996 due to the higher interest rate on the subordinated notes than on the convertible subordinated notes which were redeemed with the proceeds of the subordinated notes, and the higher accreted discount note balance. Cash paid for interest increased 34% from $4,260,000 for the quarter ended March 31, 1995 to $5,703,000 for the quarter ended March 31, 1996.

     The CoBank patronage distribution decreased 46% from $764,000 in March 1994 to $413,000 in March 1995. The patronage distribution is calculated using the Company's prior calendar year interest expense compared to total interest paid to CoBank by all patrons.

     Interest income decreased 7% from $3,163,000 for the quarter ended March 31, 1995 to $2,929,000 for the quarter ended March 31, 1996. The decrease is due to the consolidation of affiliates during the quarter ended March 31, 1995, offset by higher cash balances.

     Six Months Ended March 31, 1996 and 1995.  Cellular service revenues,
     ----------------------------------------
including in-roaming revenues, increased 40% from $33,511,000 for the six months ended March 31, 1995 to $47,068,000 for the six months ended March 31, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire six months from 42 during the six months ended March 31, 1995 to 44 during the six months ended March 31, 1996. Growth in subscribers accounted for 78% of the increase, and the number of consolidated markets accounted for 22% of the increase. In-roaming revenues increased by 46%, or $3,382,000, from $7,426,000, for the six months ended March 31, 1995 to $10,808,000 for the six months ended March 31, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and the Company's expansion of its coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $65 for the six months ended March 31, 1995 to $58 for the six months ended March 31, 1996, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber decreased only $1, from $14 to $13, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service decreased as a percentage of service revenues from 23% for the six months ended March 31, 1995 to 20% for the six months ended March 31, 1996, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 67% from $4,829,000 for the six months ended March 31, 1995 to $1,593,000 for the six months ended March 31, 1996 due to the Company's introduction of its new customer satisfaction and pricing program.
The program packages a handset, airtime and long distance within one area code for one monthly fee. This resulted in no recognition of equipment revenue. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales decreased 11% from $5,072,000 for the six months ended March 31, 1995 to $4,526,000 for the six months ended March 31, 1996. Approximately $1,153,000 and $420,000 of the current period cost of equipment sales relates to equipment provided to new and existing customers, respectively, that they agreed to return to the Company if they terminate service. Although the Company retains ownership, it carried such equipment at no value in its balance sheet. The Company expects similar negative equipment margins in the future as the Company subsidizes use of handsets in order to shift consumer focus to the value of the cellular service. However, reductions in other components of acquisition costs per new subscriber, such as commissions and advertising, may occur.

     General and administrative costs of cellular operations increased 7% from $10,381,000 for the six months ended March 31, 1995 to $11,143,000 for the six months ended March 31, 1996, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff, offset by reductions to bad debt expense. General and administrative costs as a percentage of service revenues decreased from 31% for the six months ended March 31, 1995 to 24% for the six months ended March 31, 1996. The decrease is primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 7% from $10,088,000 for the six months ended March 31, 1995 to $10,773,000 for the six months ended March 31, 1996, primarily as a result of the number of subscribers added in consolidated markets. The majority of these costs were incremental sales commissions offset by reductions in advertising costs and marketing overhead. Marketing costs per net new subscriber decreased 10% from $526 for the six months ended March 31, 1995 to $471 for the six months ended March 31, 1996, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased from $6,901,000 for the six months ended March 31, 1995 to $8,775,000 for the six months ended March 31, 1996, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the six months ended March 31, 1995 were $1,617,000, which represented gross expenses of $4,850,000 less amounts allocated to nonconsolidated affiliates of $3,233,000. Corporate costs and expenses for the six months ended March 31, 1996 were $2,591,000, which represented gross expenses of $5,824,000 less amounts allocated to nonconsolidated affiliates of $3,233,000. The increase in corporate costs and expenses is due primarily to the acceleration of depreciation expense related to certain corporate assets and expenses related to paging activity and roaming fraud which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 47% from $2,736,000 for the six months ended March 31, 1995 to $1,443,000 for the six months ended March 31, 1996. The decrease is due to decreased losses in nonconsolidated affiliates which included a one-time gain in one nonmanaged market. Operating results of the markets that continue to be accounted for under the equity method are expected to improve consistently. However, such improvement may not be apparent in comparison to prior periods which included the results of profitable markets that were sold in July 1995.

     Interest expense increased 14% from $12,651,000 for the six months ended March 31, 1995 to $14,404,000 for the six months ended March 31, 1996 due to the higher interest rate on the subordinated notes than on the convertible subordinated notes which were redeemed with the proceeds of the subordinated notes, and the higher accreted discount note balance. Cash paid for interest increased 24% from $5,649,000 for the six months ended March 31, 1995 to $7,019,000 for the six months ended March 31, 1996.

     The CoBank patronage distribution decreased 46% from $764,000 in March 1995 to $413,000 in March 1996. The patronage distribution is calculated using the Company's prior calendar year interest expense compared to total interest paid to CoBank by all patrons.

     Interest income increased 9% from $5,956,000 for the six months ended March 31, 1995 to $6,469,000 for the six months ended March 31, 1996. The increase is related to higher cash balances and an increase in note receivable balances from nonconsolidated affiliates.

Acquisitions and Sales
- ----------------------

     In November 1995, the Company purchased additional interests ranging from 18% to 19% in three managed markets for 28,283 shares of the Company's Common Stock.

     In March 1996, the Company purchased additional interests ranging from 43% to 44% in two managed RSA markets for 79,520 shares of the Company's Common Stock.

     In April 1996, the Company acquired interests in one managed MSA and one managed RSA market for a net purchase price of $1,011,000, comprised of the Company's interest in one managed RSA market (transferred in November 1995), common stock, cash and forgiveness of certain obligations.

     Also in April 1996, the Company purchased additional interests ranging from 8% to 38% in two managed and one nonmanaged RSA markets and one managed and one nonmanaged MSA markets for approximately $392,000 in cash and 44,415 shares of the Company's Common Stock.

     In January 1996, the Company entered into a series of agreements to partition the New Mexico 1 RSA, to sell its interest in the southern portion of the market and to acquire the interest of U S West NewVector Group in the northern portion of the market. The transaction is expected to be consummated during the third fiscal quarter of 1996.

     The Company has also entered into an agreement to purchase additional interests in one nonmanaged RSA for an aggregate purchase price of $1,581,000 payable in cash or shares of the Company's Common Stock.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisition will be consummated.

Changes in Financial Condition
- ------------------------------

     Net cash provided by operating activities was $6,744,000 during the six months ended March 31, 1996. This was primarily due to net loss after adjustments to reconcile to net cash provided by operating activities of $6,593,000.

     Net cash used by investing activities was $18,650,000 for the six months ended March 31, 1996. This was due primarily to $16,646,000 required to fund the purchase of property and equipment and investment in cellular system equipment, and $2,739,000 to fund additional investments in and advances to affiliates.

     Net cash used by financing activities was $26,000 for the quarter ended March 31, 1996. This is primarily due to reductions to long-term debt and capital leases of $964,000, offset by $939,000 of cash from the issuance of Common Stock upon exercise of options.

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

     As of March 31, 1996, the Company had unused commitments under the Credit Agreement of $129,603,000, of which approximately $58,475,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at March 31, 1996 the Company, on a consolidated basis, had available $29,087,000 of cash and cash equivalents. In September 1995, holders of the Company's 8.75% Convertible Senior Subordinated Notes elected to convert $1,950,000 of the $4,950,000 outstanding notes into 130,004 shares of the Company's Common Stock. In January 1996, the remaining notes were converted into 200,000 shares of the Company's Common Stock.

     On a consolidated basis, the Company's capital expenditures for the six months ended March 31, 1996 and the quarter ended March 31, 1996 were $16,066,000 and $7,014,000, respectively. Capital expenditures in managed markets, including corporate capital, for the remainder of the fiscal year are expected to be $34,700,000 for additional cell sites, expansion of channel capacity and switching and transmission upgrades. The Company's capital expenditures for fiscal 1997 are expected to total approximately $45,000,000 - $50,000,000, including $10,000,000 for the construction of the Company's paging system, $25,000,000 for additional cell sites, radio channels and to expand overall capacity and $10,000,000 - $15,000,000 to satisfy customers who are predominately using portable (.6 watt) phones as opposed to transportable or mobile (3.0 watt) phones. The actual level of capital expenditures may differ based upon rate of return analyses or fluctuations in cash flows from operations.

     The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the Company's 11 1/4% Subordinated Notes. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the balance of fiscal year 1996 will be $6,250,000. Revolving loan indebtedness outstanding under the Credit Agreement will be converted to term loan indebtedness at December 31, 1996 and will be amortized over the next four years; however, the Company is currently in discussion with CoBank to modify certain provisions of the current facility which may include the loan term period. See "The Credit Agreement" below.

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

     The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has agreed
     --------------------
to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund acquisitions of additional cellular systems, subject to certain conditions. As of March 31, 1996, $58,475,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. As of March 31, 1996, the outstanding balance under the Credit Agreement was approximately $35,397,000. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.25% at March 31, 1996) or 2.50% over LIBOR (7.98% at March 31, 1996). The interest rate margins are subject to reduction upon the maintenance of certain debt to cash flow ratios for the prior four
quarters.   The Credit Agreement is a revolving loan which converts to a four-
year term loan on December 31, 1996; however, the Company is in discussion with CoBank to modify certain provisions of the current facility which may include extending the loan term period. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC fixed interest rates on approximately $35,090,000 of its long-term debt payable to CoBank at an average rate of 10.8% which matures during 1996. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period ending July 1, 1996. The swap agreement requires CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.25% at March 31, 1996). The weighted average interest rate of borrowings under the Credit Agreement, after giving effect to the swap, was 10.73% at March 31, 1996.

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

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,409,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,243,000 pops and 10 MSA markets having a total of 1,302,000 pops, of which the Company's interests represent 2,727,000 net Company pops and 682,000 net Company pops, respectively. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 44 of its 55 managed markets. The Company currently finances entities holding interests representing approximately 4,274,000 pops, of which 3,409,000 are included in net Company pops and 865,000 are attributable to parties other than the Company. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 55 markets (48 RSA and 7 MSA markets) spanning nine states and represents approximately 4,043,000 total pops and 3,110,000 net Company pops. As of March 31, 1996, the RSA and MSA managed markets had 131,422 and 49,084 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of May 9, 1996, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

                                            Net Company
   MSA or                                     Interest                     1994                  Net Company
 RSA Code (1)              State           in Licensee (2)          Population (3)(6)             Pops (4)
- -------------              -----           ---------------          -----------------            ------------
MSAs:
141                     Minnesota              16.34%                    243,518                    39,791
185                     Indiana                16.67%                    170,313                    28,391
241*(5)                 Colorado               73.99%                    127,299                    94,189
253*(5)                 Iowa                   74.50%                    118,105                    87,988
267*(5)                 South Dakota           51.00%                    133,987                    68,333
268*(5)                 Montana                77.05%                    122,871                    94,672
279                     Maine                  11.11%                    102,441                    11,380
289*(5)                 South Dakota          100.00%                    113,831                   113,831
297*(5)                 Montana               100.00%                     81,938                    81,938
298*(5)                 North Dakota           70.00%                     87,835                    61,485
                                                                       ---------                 ---------
Total MSA                                                              1,302,138                   681,998

                                            Net Company
   MSA or                                     Interest                     1994                  Net Company
 RSA Code (1)              State           in Licensee (2)          Population (3)(6)             Pops (4)
- -------------              -----           ---------------          -----------------            ------------
RSAs:
348*                     Colorado              10.00%                     45,211                     4,521
349*(5)                  Colorado              61.75%                     63,315                    39,097
351*(5)                  Colorado              61.75%                     65,026                    40,154
352*(5)                  Colorado              66.00%                     26,890                    17,747
353*(5)                  Colorado             100.00%                     68,119                    68,119
354*(5)                  Colorado (B1)         69.40%                     45,689                    31,708
355*                     Colorado              49.00%                     45,026                    22,063
356*                     Colorado (B1)         49.00%                     27,671                    13,559
389                      Idaho                 50.00%                     66,552                    33,276
390                      Idaho                 33.33%                     15,911                     5,303
392*(5)                  Idaho (B1)           100.00%                    136,677                   136,677
393*(5)                  Idaho                 91.64%                    288,252                   264,154
415                      Iowa                  10.11%                    155,924                    15,770
416                      Iowa                  38.50%                    108,063                    41,603
417*(5)                  Iowa                 100.00%                    152,917                   152,917
419*                     Iowa                  44.92%                     54,653                    24,549
420*(5)                  Iowa                 100.00%                     63,395                    63,395
424                      Iowa                  35.00%                     66,706                    23,347
425*                     Iowa                  13.28%                    107,924                    14,337
426*                     Iowa                  49.14%                     85,106                    41,820
427*                     Iowa                  49.17%                    102,917                    50,601
428                      Kansas                 3.07%                     28,006                       860
429                      Kansas                 3.07%                     31,188                       957
430                      Kansas                 3.07%                     52,587                     1,614
431                      Kansas                 3.07%                    127,201                     3,905
432                      Kansas                 3.07%                     31,075                       954
433                      Kansas                 3.07%                     20,183                       620
434                      Kansas                 3.07%                     81,665                     2,507
435                      Kansas                 3.07%                    127,567                     3,916
436                      Kansas                 3.07%                     58,095                     1,784
437                      Kansas                 3.07%                    105,951                     3,253
438                      Kansas                 3.07%                     81,692                     2,508
439                      Kansas                 3.07%                     42,526                     1,306
440                      Kansas                 3.07%                     28,891                       887
441                      Kansas                 3.07%                    172,162                     5,285
442                      Kansas                 3.07%                    155,265                     4,767
512                      Missouri (B1)         14.70%                     56,387                     8,289
523*(5)                  Montana (B1)         100.00%                     68,744                    68,744
523*(5)                  Montana (B2)          98.85%                     72,353                    71,521
524*(5)                  Montana (B1)          79.40%                     37,090                    29,449
526*(5)                  Montana (B1)         100.00%                     23,028                    23,028
527*(5)                  Montana              100.00%                    180,555                   180,555
528*(5)                  Montana               80.88%                     64,321                    52,020
529*(5)                  Montana               87.25%                     29,807                    26,007
530*(5)                  Montana               80.88%                     85,945                    69,508
531*(5)                  Montana              100.00%                     31,508                    31,508
532*(5)                  Montana              100.00%                     19,628                    19,628

                                            Net Company
   MSA or                                     Interest                     1994                  Net Company
 RSA Code (1)              State           in Licensee (2)          Population (3)(6)             Pops (4)
- -------------              -----           ---------------          -----------------            ------------
553*                     New Mexico             16.33%                 251,919                        41,143
555                      New Mexico             12.25%                  78,980                         9,675
557                      New Mexico             16.33%                  56,850                         9,285
580*(5)                  North Dakota           53.36%                 101,590                        54,208
581*                     North Dakota           49.00%                  59,678                        29,242
582                      North Dakota           41.45%                  90,940                        37,694
583*                     North Dakota           49.00%                  65,368                        32,030
584*(5)                  North Dakota           61.75%                  48,986                        30,249
634*(5)                  South Dakota          100.00%                  36,122                        36,122
635*(5)                  South Dakota          100.00%                  22,501                        22,501
636*(5)                  South Dakota          100.00%                  53,892                        53,892
638*(5)                  South Dakota (B1)     100.00%                  16,774                        16,774
638*(5)                  South Dakota (B2)     100.00%                   8,385                         8,385
639*(5)                  South Dakota (B1)     100.00%                  33,501                        33,501
639*(5)                  South Dakota (B2)     100.00%                   5,586                         5,586
640*(5)                  South Dakota           64.49%                  65,711                        42,377
641*(5)                  South Dakota           61.13%                  71,915                        43,962
642*                     South Dakota           49.00%                  92,384                        45,268
675*(5)                  Utah                  100.00%                  53,271                        53,271
676*(5)                  Utah                  100.00%                  91,208                        91,208
677*(5)                  Utah (B3)             100.00%                  38,644                        38,644
678*(5)                  Utah                   80.00%                  23,676                        18,941
718*(5)                  Wyoming                66.00%                  47,112                        31,094
719*(5)                  Wyoming               100.00%                  73,641                        73,641
720*(5)                  Wyoming               100.00%                 148,567                       148,567
                                                                     ---------                     ---------
Total RSA                                                            5,242,565                     2,727,357
                                                                     =========                     =========
Total MSA and RSA                                                    6,544,703                     3,409,355
                                                                     =========                     =========

- ------------
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the Strategic Marketing, Inc. 1994 population estimates.
(4) Net Company Pops represents net Company interest in licensee multiplied by 1994 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
- -----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                               Number of             Estimated Population                         Number of
                           Operating Systems         of Operating Systems                        Subscribers
                      ---------------------------  ---------------------------               ---------------------     Subscriber
                Total        MSA         RSA        Total        MSA           RSA           Total     MSA     RSA       Growth
                -----        ---         ---        -----        ---           ---           -----     ---     ---     ----------
Sept. 30, 1987    0           0           0              0           0              0          0        0         0
Sept. 30, 1988    4           4           0        504,529     504,529(1)           0        424      424         0
Sept. 30, 1989    4           4           0        500,804     500,804(2)           0      1,362    1,362         0     221.23%
Sept. 30, 1990   18           4          14      1,687,481     500,804(2)   1,186,677(2)   6,444    3,513     2,931     373.13%
Sept. 30, 1991   49           5          44      3,509,779     566,722(3)   2,943,057(3)  17,952    6,387    11,565     178.58%
Sept. 30, 1992   49           5          44      3,509,779     566,722(3)   2,943,057(3)  35,884   11,119    24,765      99.89%
Sept. 30, 1993   50           6          44      3,665,758     644,526(4)   3,021,232(4)  60,381   17,898    42,483      68.27%
Sept. 30, 1994   55           7          48      3,906 063     771,660(5)   3,134,403(5)  99,002   30,711    68,291      63.96%
Sept. 30, 1995   56           7          49      4,220,975     785,866(6)   3,435,109(6) 151,482   42,401   109,081      53.01%
Dec. 31, 1995    55           7          48      4,043,143     785,866(6)   3,257,277(6) 168,465   46,381   122,084      11.21%
March 31, 1996   55           7          48      4,043,143     785,866(6)   3,257,277(6) 180,506   49,084   131,422       7.15%

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

                                                               Six Months ended March 31,
                       ------------------------------------------------------------------------------------------------------------
                         1996               1995                 1996                1995                1996                1995
                       -------------------------------- ------------------------------------------ --------------------------------
                                 Combined (1)                   Financed Proportionate (2)               Company Proportionate (3)
                       -------------------------------- ------------------------------------------ --------------------------------
MANAGED MARKETS
Revenues:
 Cellular service           $44,085,004    $32,869,320       $40,890,071         $30,545,635          $32,112,239       $23,628,951
 In-roaming                  13,891,021      9,504,822        12,817,823           8,927,874           10,102,971         6,645,832
 Equipment sales              1,793,860      2,436,845         1,640,082           2,259,232            1,324,523         1,687,086
                          -------------  -------------     -------------       -------------        -------------     -------------
   Total revenues            59,769,885     44,810,987        55,347,976          41,732,741           43,539,733        31,961,869
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)   11,564,492      9,719,179        10,767,237           9,186,918            8,380,235         6,797,354
   Equipment sales            5,257,928      2,811,436         4,740,717           2,576,201            3,769,073         1,945,158
 General and administrative  13,620,435     12,923,156        12,650,411          12,131,513            9,938,771         9,333,603
 Marketing and selling       13,398,248     12,698,455        12,350,150          11,814,069            9,711,943         9,026,762
                          -------------  -------------     -------------       -------------        -------------     -------------
   Total cash costs and
     expenses                43,841,103     38,152,226        40,508,515          35,708,701           31,800,022        27,102,877
                          -------------  -------------     -------------       -------------        -------------     -------------
EBITDA                      $15,928,782    $ 6,658,761       $14,839,461           6,024,040          $11,739,711       $ 4,858,992
                          =============   ============      ============        ============         ============      ============

Capital expenditures        $16,634,826    $18,119,233       $15,844,611         $15,892,540          $14,731,082       $11,926,090

Subscriber count                180,506        124,057           154,921             114,834              119,849            87,518

Total markets                        55             55                55                  55                   55                55
NONMANAGED MARKETS
 Revenues:
 Cellular service
   (including in-roaming)   $43,836,503    $35,592,108       $ 7,014,230         $10,628,092           $4,231,194        $5,543,288

 Equipment sales              3,574,803      2,934,029           383,433             853,782               275,451          490,090
                          -------------  -------------     -------------       -------------        -------------     -------------
   Total revenues            47,411,306     38,526,137         7,397,663          11,481,874             4,506,645        6,033,378
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service          10,324,007     11,713,506         1,942,075           3,487,467             1,131,587        1,784,999
   Equipment sales            3,727,575      2,050,558           455,677             631,365               314,752          347,255
 General and administrative   8,775,811      7,457,553         1,483,533           2,219,846               864,493        1,157,470
 Marketing and selling        9,522,960     10,644,801         1,537,717           3,141,880               995,922        1,660,914
   Total cash costs       -------------  -------------     -------------       -------------        -------------     -------------
     and expenses            32,350,353     31,866,418         5,419,002           9,480,558             3,306,754        4,950,638
                          -------------  -------------     -------------       -------------        -------------     -------------
EBITDA                      $15,060,953    $ 6,659,719        $1,978,661         $ 2,001,316            $1,199,891       $1,082,740
                          =============  =============     =============       =============        ==============    =============
Capital expenditures        $ 4,216,348    $18,885,247        $1,582,580         $ 6,159,696            $  962,632       $3,230,609
Subscriber count                116,727        107,118            15,486              31,064                19,395           16,771
Total markets                        27             38                27                  38                    27               38

                                                                                           Six Months ended March 31,
                                                                                           --------------------------
                                                                                              1996            1995
                                                                                              ----            ----
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                                $12,939,602   $  5,941,732
Proportionate depreciation and amortization                                                 (7,687,228)    (5,957,343)
Proportionate interest expense                                                              (5,151,134)    (4,477,732)
Equity in nonlicensee affiliates                                                            (2,310,339)    (2,613,204)
Minority interests                                                                             (66,535)    (1,145,423)
Intercompany interest                                                                        4,620,783      3,882,931
Amortization of license costs not owned by affiliates                                       (1,243,013)    (1,062,466)
Unallocated corporate expenses                                                              (2,591,253)    (1,617,271)
Gain (loss) on sales of affiliates                                                            (250,000)        67,247
Interest expense (net) and other                                                            (6,349,469)    (5,292,843)
                                                                                           -----------   ------------
Consolidated net income (loss)                                                             $(8,088,586)  $(12,274,372)
                                                                                           ===========   ============

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


                                               Six Months ended March 31,
                                             ------------------------------
                                                  1996             1995
                                             --------------   -------------
Revenues:
  Cellular service (including in-roaming)    $  60,722,124   $  50,101,601
  Equipment sales                                2,023,515       3,113,014
                                             --------------   -------------

       Total revenues                           62,745,639      53,214,615


Cash costs and expenses:
  Cost of sales:
     Cellular service (including in-roaming)    12,709,312      12,674,385
     Equipment sales                             5,196,394       3,207,566
  General and administrative                    14,133,944      14,351,359
  Marketing and selling                         13,887,867      14,955,949
                                             -------------    ------------

       Total operating expenses                 45,927,517      45,189,259
                                             -------------    ------------

EBITDA                                          16,818,122       8,025,356

Cash interest expense (net)                     (7,018,741)     (5,648,665)

Capital expenditures, including corporate      (17,427,191)    (22,052,236)

Changes in operating assets and
  liabilities and other                         (4,147,112)       (591,896)
                                             -------------    ------------

  Cash (used) by financed cellular
     licensee affiliates                       (11,774,922)    (20,267,441)

Acquisition activity involving cash                607,553        (603,656)

Nonlicensee cash corporate expenses               (738,015)     (1,241,492)

Changes to long-term debt and equity
  involving cash                                   (25,733)     13,240,324
                                             -------------    ------------

Change in cash and short-term investments    $ (11,931,117)   $ (8,872,265)
                                             =============    ============

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

         (a) Exhibits

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMNET CELLULAR INC. (Registrant)


Date:  May 15, 1996               By:  /s/ Daniel P. Dwyer
                                       -------------------
                                       Daniel P. Dwyer
                                       Executive Vice President, Treasurer &
                                       Chief Financial Officer



Date:  May 15, 1996               By:  /s/ Andrew J. Gardner
                                       ---------------------
                                       Andrew J. Gardner
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)