Form 10-Q/A
COMMNET CELLULAR INC
filed 1996-05-20
CIK 787912

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     -----

The number of shares of the registrant's Common Stock outstanding as of May 9, 1996 was 13,855,245.

                             COMMNET CELLULAR INC.
                       Form 10-Q/A No. 1 - March 31, 1996


                                     INDEX


Part I            Financial Information                      Page
------            ---------------------                      ----

                  Supplemental Information                     1

                            SUPPLEMENTAL INFORMATION


          General.  The Company operates, manages and finances cellular
          -------
telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,409,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,243,000 pops and 10 MSA markets having a total of 1,302,000 pops, of which the Company's interests represent 2,727,000 net Company pops and 682,000 net Company pops, respectively. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 44 of its 55 managed markets. The Company currently finances entities holding interests representing approximately 4,274,000 pops, of which 3,409,000 are included in net Company pops and 865,000 are attributable to parties other than the Company. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

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

                                             Net Company
   MSA or                                    Interest in            1994              Net Company
RSA Code (1)         State                   Licensee (2)      Population (3)(6)        Pops (4)
------------     ----------------            ------------      -----------------      -----------
MSAs:
141               Minnesota                     16.34%               243,518              39,791
185               Indiana                       16.67%               170,313              28,391
241*(5)           Colorado                      73.99%               127,299              94,189
253*(5)           Iowa                          74.50%               118,105              87,988
267*(5)           South Dakota                  51.00%               133,987              68,333
268*(5)           Montana                       77.05%               122,871              94,672
279               Maine                         11.11%               102,441              11,380
289*(5)           South Dakota                 100.00%               113,831             113,831
297*(5)           Montana                      100.00%                81,938              81,938
298*(5)           North Dakota                  70.00%                87,835              61,485
                                                                   ---------             -------
Total MSA                                                          1,302,138             681,998

                                             Net Company
   MSA or                                    Interest in            1994              Net Company
RSA Code (1)         State                   Licensee (2)      Population (3)(6)        Pops (4)
------------     ----------------            ------------      -----------------      -----------
RSAs:
348*              Colorado                      10.00%               45,211                4,521
349*(5)           Colorado                      61.75%               63,315               39,097
351*(5)           Colorado                      61.75%               65,026               40,154
352*(5)           Colorado                      66.00%               26,890               17,747
353*(5)           Colorado                     100.00%               68,119               68,119
354*(5)           Colorado (B1)                 69.40%               45,689               31,708
355*              Colorado                      49.00%               45,026               22,063
356*              Colorado (B1)                 49.00%               27,671               13,559
389               Idaho                         50.00%               66,552               33,276
390               Idaho                         33.33%               15,911                5,303
392*(5)           Idaho (B1)                   100.00%              136,677              136,677
393*(5)           Idaho                         91.64%              288,252              264,154
415               Iowa                          10.11%              155,924               15,770
416               Iowa                          38.50%              108,063               41,603
417*(5)           Iowa                         100.00%              152,917              152,917
419*              Iowa                          44.92%               54,653               24,549
420*(5)           Iowa                         100.00%               63,395               63,395
424               Iowa                          35.00%               66,706               23,347
425*              Iowa                          13.28%              107,924               14,337
426*              Iowa                          49.14%               85,106               41,820
427*              Iowa                          49.17%              102,917               50,601
428               Kansas                         3.07%               28,006                  860
429               Kansas                         3.07%               31,188                  957
430               Kansas                         3.07%               52,587                1,614
431               Kansas                         3.07%              127,201                3,905
432               Kansas                         3.07%               31,075                  954
433               Kansas                         3.07%               20,183                  620
434               Kansas                         3.07%               81,665                2,507
435               Kansas                         3.07%              127,567                3,916
436               Kansas                         3.07%               58,095                1,784
437               Kansas                         3.07%              105,951                3,253
438               Kansas                         3.07%               81,692                2,508
439               Kansas                         3.07%               42,526                1,306
440               Kansas                         3.07%               28,891                  887
441               Kansas                         3.07%              172,162                5,285
442               Kansas                         3.07%              155,265                4,767
512               Missouri (B1)                 14.70%               56,387                8,289
523*(5)           Montana (B1)                 100.00%               68,744               68,744
523*(5)           Montana (B2)                  98.85%               72,353               71,521
524*(5)           Montana (B1)                  79.40%               37,090               29,449
526*(5)           Montana (B1)                 100.00%               23,028               23,028
527*(5)           Montana                      100.00%              180,555              180,555
528*(5)           Montana                       80.88%               64,321               52,020
529*(5)           Montana                       87.25%               29,807               26,007
530*(5)           Montana                       80.88%               85,945               69,508
531*(5)           Montana                      100.00%               31,508               31,508
532*(5)           Montana                      100.00%               19,628               19,628


                                             Net Company
   MSA or                                    Interest in            1994              Net Company
RSA Code (1)         State                   Licensee (2)      Population (3)(6)        Pops (4)
------------     ----------------            ------------      -----------------      -----------
553*              New Mexico                     16.33%             251,919               41,143
555               New Mexico                     12.25%              78,980                9,675
557               New Mexico                     16.33%              56,850                9,285
580*(5)           North Dakota                   53.36%             101,590               54,208
581*              North Dakota                   49.00%              59,678               29,242
582               North Dakota                   41.45%              90,940               37,694
583*              North Dakota                   49.00%              65,368               32,030
584*(5)           North Dakota                   61.75%              48,986               30,249
634*(5)           South Dakota                  100.00%              36,122               36,122
635*(5)           South Dakota                  100.00%              22,501               22,501
636*(5)           South Dakota                  100.00%              53,892               53,892
638*(5)           South Dakota (B1)             100.00%              16,774               16,774
638*(5)           South Dakota (B2)             100.00%               8,385                8,385
639*(5)           South Dakota (B1)             100.00%              33,501               33,501
639*(5)           South Dakota (B2)             100.00%               5,586                5,586
640*(5)           South Dakota                   64.49%              65,711               42,377
641*(5)           South Dakota                   61.13%              71,915               43,962
642*              South Dakota                   49.00%              92,384               45,268
675*(5)           Utah                          100.00%              53,271               53,271
676*(5)           Utah                          100.00%              91,208               91,208
677*(5)           Utah (B3)                     100.00%              38,644               38,644
678*(5)           Utah                           80.00%              23,676               18,941
718*(5)           Wyoming                        66.00%              47,112               31,094
719*(5)           Wyoming                       100.00%              73,641               73,641
720*(5)           Wyoming                       100.00%             148,567              148,567
                                                                  ---------            ---------

Total RSA                                                         5,242,565            2,727,357
                                                                  ---------            ---------
Total MSA and RSA                                                 6,544,703            3,409,355
                                                                  =========            =========
----------

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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                               Number of            Estimated Population                    Number of
                           Operating Systems        of Operating Systems                   Subscribers
                           -----------------  ---------------------------------    ---------------------------
                           Total  MSA   RSA      Total      MSA          RSA        Total      MSA      RSA       Growth
                           ----- ----- -----  ----------  -------    ----------    --------  -------  --------  -----------
Sept. 30, 1987                0    0     0             0        0             0           0        0         0
Sept. 30, 1988                4    4     0       504,529  504,529(1)          0         424      424         0
Sept. 30, 1989                4    4     0       500,804  500,804(2)          0       1,362    1,362         0      221.23%
Sept. 30, 1990               18    4    14     1,687,481  500,804(2)  1,186,677(2)    6,444    3,513     2,931      373.13%
Sept. 30, 1991               49    5    44     3,509,779  566,722(3)  2,943,057(3)   17,952    6,387    11,565      178.58%
Sept. 30, 1992               49    5    44     3,509,779  566,722(3)  2,943,057(3)   35,884   11,119    24,765       99.89%
Sept. 30, 1993               50    6    44     3,665,758  644,526(4)  3,021,232(4)   60,381   17,898    42,483       68.27%
Sept. 30, 1994               55    7    48     3,906 063  771,660(5)  3,134,403(5)   99,002   30,711    68,291       63.96%
Sept. 30, 1995               56    7    49     4,220,975  785,866(6)  3,435,109(6)  151,482   42,401   109,081       53.01%
Dec. 31, 1995                55    7    48     4,043,143  785,866(6)  3,257,277(6)  168,465   46,381   122,084       11.21%
March 31, 1996               55    7    48     4,043,143  785,866(6)  3,257,277(6)  180,506   49,084   131,422        7.15%
---------------

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

                                                                   Six Months ended March 31,
                             -------------------------------------------------------------------------------------------------------
                                 1996          1995           1996                  1995            1996                  1995
                             -------------------------------------------------------------------------------------------------------
                                                                         Financed                           Company
                                    Combined (1)                      Proportionate (2)                 Proportionate (3)
                             ---------------------------        ---------------------------        ---------------------------
Managed Markets
Revenues:
 Cellular service             $44,085,004    $32,869,320         $40,890,071    $30,545,635         $32,112,239    $23,628,951
 In-roaming                    13,891,021      9,504,822          12,817,823      8,927,874          10,102,971      6,645,832
 Equipment sales                1,793,860      2,436,845           1,640,082      2,259,232           1,324,523      1,687,086
                              -----------    -----------         -----------    -----------         -----------    -----------
    Total revenues             59,769,885     44,810,987          55,347,976     41,732,741          43,539,733     31,961,869
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service
   (including in-roaming)      11,564,492      9,719,179          10,767,237      9,186,918           8,380,235      6,797,354
  Equipment sales               5,257,928      2,811,436           4,740,717      2,576,201           3,769,073      1,945,158
 General and administrative    13,620,435     12,923,156          12,650,411     12,131,513           9,938,771      9,333,603
 Marketing and selling         13,398,248     12,698,455          12,350,150     11,814,069           9,711,943      9,026,762
                              -----------    -----------         -----------    -----------         -----------    -----------
  Total cash costs and
    expenses                   43,841,103     38,152,226          40,508,515     35,708,701          31,800,022     27,102,877
                              -----------    -----------         -----------    -----------         -----------    -----------
EBITDA                        $15,928,782    $ 6,658,761         $14,839,461    $ 6,024,040         $11,739,711    $ 4,858,992
                              ===========    ===========         ===========    ===========         ===========    ===========

Capital expenditures          $16,634,826    $18,119,233         $15,844,611    $15,892,540         $14,731,082    $11,926,090

Subscriber count                  180,506        124,057             165,788        114,834             130,824         87,518
Total markets                          55             55                  55             55                  55             55

Nonmanaged Markets
Revenues:
 Cellular service
  (including in-roaming)      $43,836,503    $35,592,108         $ 7,014,230    $10,628,092         $ 4,231,194    $ 5,543,288
 Equipment sales                3,574,803      2,934,029             383,433        853,782             275,451        490,090
                              -----------    -----------         -----------    -----------         -----------    -----------
   Total revenues              47,411,306     38,526,137           7,397,663     11,481,874           4,506,645      6,033,378
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service             10,324,007     11,713,506           1,942,075      3,487,467           1,131,587      1,784,999
  Equipment sales               3,727,575      2,050,558             455,677        631,365             314,752        347,255
 General and administrative     8,775,811      7,457,553           1,483,533      2,219,846             864,493      1,157,470
 Marketing and selling          9,522,960     10,644,801           1,537,717      3,141,880             995,922      1,660,914
                              -----------    -----------         -----------    -----------         -----------    -----------
   Total cash costs
    and expenses               32,350,353     31,866,418           5,419,002      9,480,558           3,306,754      4,950,638
                              -----------    -----------         -----------    -----------         -----------    -----------
EBITDA                        $15,060,953    $ 6,659,719         $ 1,978,661    $ 2,001,316         $ 1,199,891    $ 1,082,740
                              ===========    ===========         ===========    ===========         ===========    ===========

Capital expenditures          $ 4,216,348    $18,885,247         $ 1,582,580    $ 6,159,696         $   962,632    $ 3,230,609

Subscriber count                  129,939        107,118              20,119         31,064              12,362         16,771
Total markets                          27             38                  27             38                  27             38


                                              Six Months ended March 31,
                                             ---------------------------
                                                 1996          1995
                                             ------------  -------------
Reconciliation From Company
 Proportionate EBITDA to Consolidated
 Reporting
Total proportionate EBITDA (managed and
 nonmanaged markets)                         $12,939,602   $  5,941,732
Proportionate depreciation and
 amortization                                 (7,687,228)    (5,957,343)
Proportionate interest expense                (5,151,134)    (4,477,732)
Equity in nonlicensee affiliates              (2,310,339)    (2,613,204)
Minority interests                               (66,535)    (1,145,423)
Intercompany interest                          4,620,783      3,882,931
Amortization of license costs not owned
 by affiliates                                (1,243,013)    (1,062,466)
Unallocated corporate expenses                (2,591,253)    (1,617,271)
Gain (loss) on sales of affiliates              (250,000)        67,247
Interest expense (net) and other              (6,349,469)    (5,292,843)
                                             -----------   ------------

Consolidated net income (loss)               $(8,088,586)  $(12,274,372)
                                             ===========   ============
---------------

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

                                           Six Months ended March 31,
                                        -----------------------------
                                              1996           1995
                                        -----------------------------
Revenues:
 Cellular service (including in-roaming)  $ 60,722,124   $ 50,101,601
 Equipment sales                             2,023,515      3,113,014
                                          ------------   ------------
     Total revenues                         62,745,639     53,214,615

Cash costs and expenses:
 Cost of sales:
   Cellular service (including
    in-roaming)                             12,709,312     12,674,385
   Equipment sales                           5,196,394      3,207,566
 General and administrative                 14,133,944     14,351,359
 Marketing and selling                      13,887,867     14,955,949
                                          ------------   ------------
     Total operating expenses               45,927,517     45,189,259
                                          ------------   ------------

EBITDA                                      16,818,122      8,025,356

Cash interest expense (net)                 (7,018,741)    (5,648,665)

Capital expenditures, including
 corporate                                 (17,427,191)   (22,052,236)

Changes in operating assets and
 liabilities and other                      (4,147,112)      (591,896)
                                          ------------   ------------
 Cash (used) by financed cellular
  licensee affiliates                      (11,774,922)   (20,267,441)

Acquisition activity involving cash            607,553       (603,656)

Nonlicensee cash corporate expenses           (738,015)    (1,241,492)

Changes to long-term debt and equity
 involving cash                                (25,733)    13,240,324
                                          ------------   ------------
Change in cash and short-term
 investments                              $(11,931,117)  $ (8,872,265)
                                          ============   ============

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  May 20, 1996        By:  /s/Daniel P. Dwyer
                                -----------------------------------------
                                Daniel P. Dwyer
                                Executive Vice President, Treasurer &
                                Chief Financial Officer


Date:  May 20, 1996        By:  /s/Andrew J. Gardner
                                --------------------
                                Andrew J. Gardner
                                Senior Vice President and Controller
                                (Principal Accounting Officer)