Form 10-Q
period 1996-06-30
COMMNET CELLULAR INC
filed 1996-08-14
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  June 30, 1996
                                   -------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________

                        Commission file number:  0-15056
                                                 -------

                             COMMNET CELLULAR INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

                         Colorado                    84-0924904
                         --------                   -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                           ---          ---

The number of shares of the registrant's Common Stock outstanding as of August 8, 1996 was 13,882,503.

                             COMMNET CELLULAR INC.
                           FORM 10-Q - JUNE 30, 1996


                                     INDEX


Part I       Financial Information                              Page
- ------       ---------------------                              ----
Item 1       Financial Statements

             Consolidated Condensed Balance Sheets -
               June 30, 1996 and September 30, 1995               1

             Consolidated Condensed Statements of Operations -
               Three Months Ended June 30, 1996 and
               June 30, 1995                                      3

             Consolidated Condensed Statements of Operations -
               Nine Months Ended June 30, 1996 and
               June 30, 1995                                      4

             Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended June 30, 1996 and
               June 30, 1995                                      5

             Notes to Consolidated Condensed Financial
               Statements                                         7

Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                9

Part II      Other Information
- -------      -----------------

Item 6       Exhibits and Reports on Form 8-K                    24

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                            June 30,     September 30,
                 Assets                       1996           1995
- ---------------------------------------   ------------   -------------
                                          (unaudited)

Current assets:
 Cash and cash equivalents                $ 20,130,230    $ 41,017,845
 Accounts receivable, net of allowance
  for doubtful accounts of $1,963,985
  and $1,957,810 at June 30, 1996 and
  September 30, 1995, respectively          16,286,434      13,673,168
 Inventory and other                         3,744,593       2,931,155
                                          ------------    ------------

     Total current assets                   40,161,257      57,622,168



Investment in and advances to affiliates    52,921,284      56,918,738

Investment in cellular system equipment     11,141,552       5,426,686

Property and equipment, at cost:
 Cellular system equipment                 122,222,241     107,433,095
 Land, buildings and improvements           25,503,917      23,183,361
 Furniture and equipment                    20,586,649      18,636,304
                                          ------------    ------------

                                           168,312,807     149,252,760
 Less accumulated depreciation              52,123,035      43,963,285
                                          ------------    ------------

     Net property and equipment            116,189,772     105,289,475

Other assets, less accumulated
 amortization of $32,013,592 and
 $28,616,576 at June 30, 1996 and
 September 30, 1995, respectively:
     FCC licenses and filing rights        103,364,295      92,349,639
     Deferred loan costs and other           6,458,093       8,061,250
                                          ------------    ------------
     Total other assets                    109,822,388     100,410,889
                                          ------------    ------------

                                          $330,236,253    $325,667,956
                                          ============    ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)


                                             June 30,     September 30,
  Liabilities and Stockholders' Equity         1996            1995
- ---------------------------------------   -------------   -------------
                                           (unaudited)

Current liabilities:
 Accounts payable                         $   7,204,406   $   9,266,607
 Accrued liabilities                          5,736,702       4,861,608
 Accrued interest                             4,943,475       3,264,934
 Current portion of long-term debt            1,139,771               -
 Obligation under capital leases due
  within one year                               317,682         318,188
                                          -------------   -------------
     Total current liabilities               19,342,036      17,711,337

Long-term debt:
 Secured bank financing                      29,254,121      36,262,558
 Obligation under capital leases due
  after one year                                219,977         449,230
 11 3/4% senior subordinated discount
  notes                                     137,985,738     126,644,799
 11 1/4% subordinated notes                  80,000,000      80,000,000
 8.75% convertible subordinated notes                 -       3,000,000


Minority interests                            4,448,156       2,944,370

Commitments

Stockholders' equity:
 Preferred Stock, $.01 par value;
  1,000,000 shares authorized; no
  shares issued                                       -               -
 Common Stock, $.001 par value;
  40,000,000 shares authorized;
  13,882,503 and 13,442,967 shares
  issued at June 30, 1996 and September
  30, 1995, respectively                         13,883          13,443
 Capital in excess of par value             168,768,084     159,381,589
 Accumulated deficit                       (109,795,742)   (100,739,370)
                                          -------------   -------------

     Total stockholders' equity              58,986,225      58,655,662
                                          -------------   -------------

                                          $ 330,236,253   $ 325,667,956
                                          =============   =============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                              1996          1995
                                          ------------  ------------

Revenues:
 Cellular service                         $22,000,359   $16,765,900
 In-roaming                                 7,247,169     5,315,723
 Equipment sales                              517,916     2,096,296
                                          -----------   -----------
                                           29,765,444    24,177,919
Costs and expenses:
 Cellular operations:
   Cost of cellular service                 5,668,322     4,530,628
   Cost of equipment sales (Note 4)         2,798,570     2,724,081
   General and administrative               5,461,947     5,033,375
   Marketing and selling                    5,229,682     5,671,611
   Depreciation and amortization            4,597,014     3,873,823
 Corporate:
   General and administrative               2,748,723     1,798,463
   Depreciation and amortization              514,820       489,020
   Less amounts allocated to
    nonconsolidated
     affiliates                            (1,573,193)   (1,482,612)
                                          -----------   -----------
                                           25,445,885    22,638,389
                                          -----------   -----------

Operating income                            4,319,559     1,539,530

Equity in net loss of affiliates              (82,172)   (1,109,850)
Minority interest in net income of
 consolidated affiliates                     (303,836)     (430,102)
Interest expense                           (6,972,329)   (6,793,647)
Interest income                             2,070,992     3,248,350
                                          -----------   -----------

Net loss                                  $  (967,786)  $(3,545,719)
                                          ===========   ===========

Net loss per common share                      $(0.07)       $(0.29)
                                          ===========   ===========

Weighted average shares outstanding        13,860,187    12,020,337
                                          ===========   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                              1996           1995
                                          -------------  -------------

Revenues:
 Cellular service                         $ 58,260,605   $ 42,850,554
 In-roaming                                 18,054,713     12,740,543
 Equipment sales                             2,111,096      6,925,524
                                          ------------   ------------

                                            78,426,414     62,516,621

Costs and expenses:
 Cellular operations:
   Cost of cellular service                 15,024,322     12,222,283
   Cost of equipment sales (Note 4)          7,325,010      7,796,540
   General and administrative               16,605,377     15,414,834
   Marketing and selling                    16,003,131     15,760,055
   Depreciation and amortization            13,372,191     10,775,095
 Corporate:
   General and administrative                6,491,228      5,520,326
   Depreciation and amortization             2,596,297      1,617,116
   Less amounts allocated to
    nonconsolidated
     affiliates                             (4,805,922)    (4,715,300)
                                          ------------   ------------
                                            72,611,634     64,390,949
                                          ------------   ------------

Operating income (loss)                      5,814,780     (1,874,328)

Equity in net loss of affiliates            (1,524,679)    (3,845,627)
Minority interest in net income of
 consolidated affiliates                      (673,169)      (691,106)
Gain (loss) on sales of affiliates and
 other                                        (250,000)        67,247
Interest expense                           (21,376,215)   (19,444,232)
Senior lender patronage income                 413,112        763,843
Interest income                              8,539,799      9,204,112
                                          ------------   ------------

Net loss                                  $ (9,056,372)  $(15,820,091)
                                          ============   ============

Net loss per common share                       $(0.66)        $(1.33)
                                          ============   ============

Weighted average shares outstanding         13,679,355     11,868,392
                                          ============   ============

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                              1996           1995
                                          -------------  -------------

Operating activities:
 Net loss                                 $ (9,056,372)  $(15,820,091)
 Adjustments to reconcile net loss to
  net cash provided  by operating
  activities:
   Minority interest                           673,169        691,106
   Depreciation and amortization            15,968,488     12,392,211
   Equity in net loss of affiliates          1,524,679      3,845,627
   Loss (gain) on sales of affiliates
    and other                                  250,000        (67,247)
   Loss on sale of available-for-sale
    securities                                       -        221,598
   Interest expense on 11 3/4% senior
    subordinated discount notes             11,340,939     10,117,245
   Senior lender patronage income             (289,179)      (534,690)
   Accrued interest on advances to
    affiliates                              (7,041,453)    (8,283,432)
   Change in operating assets and
    liabilities, net of effects from
    consolidating acquired interests:
   Accounts receivable                      (1,759,421)       260,702
   Inventory and other                        (813,438)     1,881,628
   Accounts payable and accrued
    liabilities                             (1,691,653)       788,867
   Accrued interest                          1,678,541      1,928,704
                                          ------------   ------------

Net cash provided by operating
 activities                                 10,784,300      7,422,228

Investing activities:
 Purchase of available-for-sale
  securities                                  (987,070)       (15,653)
 Sale of available-for-sale securities         987,070     21,427,411
 Additions to investments in and
  advances to affiliates                    (1,497,680)    (6,153,629)
 Additions to investment in cellular
  system equipment                          (3,303,346)    (5,904,040)
 Additions to property and equipment       (19,634,174)   (18,275,600)
 Reduction in (additions to) other
  assets                                       122,902       (126,513)
 Proceeds from sales of interests in
  affiliates                                   613,700      1,835,349
 Purchase of interests in affiliates,
  net of cash acquired and net of
  assets and liabilities recorded due
  to consolidation                          (2,875,976)    (2,448,341)
                                          ------------   ------------
Net cash used by investing activities      (26,574,574)    (9,661,016)


                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                              1996           1995
                                          -------------  ------------

Financing activities:
 Proceeds from secured bank financing     $  9,250,000   $23,514,452
 Payments of secured bank financing        (15,066,361)   (1,005,796)
 Reduction of obligation under capital
  leases                                      (229,759)     (448,596)
 Issuance of Common Stock, net of
  offering costs                               948,779       867,764
                                          ------------   -----------

Net cash provided (used) by financing
 activities                                 (5,097,341)   22,927,824
                                          ------------   -----------

Net increase (decrease) in cash and
 cash equivalents                          (20,887,615)   20,689,036

Cash and cash equivalents at beginning
 of period                                  41,017,845     2,081,591
                                          ------------   -----------
Cash and cash equivalents at end of
 period                                   $ 20,130,230   $22,770,627
                                          ============   ===========

Supplemental schedule of additional
 cash flow information and noncash
 activities:

 Cash paid during the nine-month period
  for interest                            $  8,356,735   $ 7,398,283

 Purchase of cellular system equipment
  through accounts payable                   4,322,295     3,291,747


 Purchases of interests in affiliates
  financed with Common Stock                 5,528,998     6,679,891


 Conversion of convertible subordinated
  debentures to Common Stock                 2,909,158             -

                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1994 and 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results for a full year. Certain amounts relating to June 30, 1995 have been reclassified to correspond to the June 30, 1996 classification.

     2.   Business acquisitions and sales
          -------------------------------

          During the nine months ended June 30, 1996, the Company acquired interests in several markets. In certain of these transactions, the Company issued shares of its Common Stock. As a result of these transactions, capital increased by approximately $5,529,000 and other assets increased by approximately $13,297,000. In addition, the Company disposed of its interest in one managed market. As a result of this transaction, other assets decreased by approximately $457,000.

   3.    Stockholders' equity
         --------------------

          Changes to Common Stock during the nine months ended June 30, 1996 were as follows:

                                             Common Stock              Capital in
                                        ---------------------           Excess of
                                            Shares    Amount            Par Value
                                        ----------------------         ------------

Balance at September 30, 1995             13,442,967  $13,443          $159,381,589

Issuance of Common Stock:
 Debenture conversion                        200,000      200             2,908,958
 Aggregate shares issued in unrelated
  nonsignificant acquisitions                191,786      192             5,528,806
 Exercise of options                          47,750       48               948,731
                                          ----------  -------          ------------

Balance at June 30, 1996                  13,882,503  $13,883          $168,768,084
                                          ==========  =======          ============

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     4.   Cost of equipment sales
          -----------------------

          In February 1996, the Company began providing cellular telephones, batteries and chargers that remained the property of CommNet Cellular Inc. to certain subscribers. Such equipment was expensed when delivered to a customer and service activated.

          The following table reflects estimates of activity in the three and nine months ended June 30, 1996 giving effect to the costs associated with the program described above.

                                          Three Months       Nine Months
                                              ended             ended
                                          June 30, 1996     June 30, 1996
                                          --------------    -------------
               Cost of equipment sales      $  306,235        $3,259,675
               Cost of equipment owned
                 by the Company, but
                 provided to subscribers
                 to use:
                 New subscribers             1,824,930         2,977,930
                 Existing subscribers          667,405         1,087,405
                                            ----------        ----------
                                            $2,798,570        $7,325,010
                                            ==========        ==========

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1996, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Subsequent events
          -----------------

          In August 1996, the Company authorized the repurchase of up to $20,000,000 of its Common Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

     The Company generated operating income during the nine months ended June 30, 1996 as growth in penetration and subscriber usage continued. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the nine months ended June 30, 1996, will also be positive in future fiscal periods (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, 44 of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended June 30, 1996. The results of operations of 45 markets, 44 of which were consolidated for the entire quarter, are included in the consolidated results for the quarter ended June 30, 1995. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended June 30, 1996, 18 markets were accounted for under the equity method, compared to 30 such markets for the quarter ended June 30, 1995. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for each of the quarters ended June 30, 1996 and 1995.

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

     Management believes there exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth quarters, and operating expenses, which tend to be highest in the first quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

     In addition to historical information, this report includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater-than-anticipated competition resulting in price reductions, new product offerings, or higher customer acquisition costs; better-than-expected customer growth necessitating increased investment in network capacity; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; and the impact of deployment of new technologies on capital spending.

Results of Operations
- ---------------------

     Three Months Ended June 30, 1996 and 1995.  Cellular service revenues,
     ------------------------------------------
including in-roaming revenues, increased 32% from $22,082,000 for the quarter ended June 30, 1995 to $29,248,000 for the quarter ended June 30, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated at the end of the quarter from 45 for the quarter ended June 30, 1995 to 46 for the quarter ended June 30, 1996. Growth in subscribers accounted for 93% of the increase, and the number of consolidated markets accounted for 7% of the increase. In-roaming revenues increased by 36%, or $1,931,000, from $5,316,000 for the quarter ended June 30, 1995 to $7,247,000 for the quarter ended June 30, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $68 for the quarter ended June 30, 1995 to $64 for the quarter ended June 30, 1996, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber remained flat at $16 for each of the quarters ended June 30, 1996 and 1995, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service decreased as a percentage of service revenues from 21% for the quarter ended June 30, 1995 to 19% for the quarter ended June 30, 1996, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 75% from $2,096,000 for the quarter ended June 30, 1995 to $518,000 for the quarter ended June 30, 1996 due to the introduction of the Company's new customer satisfaction and pricing program. The program packages a handset, airtime and long-distance within one area code for one monthly fee, which results in no handset revenue. However, certain customers are charged additional monthly fees, which are classified as service revenues, for use of higher-end equipment. Such fees are not significant currently but are expected to increase in the future. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales increased 3% from $2,724,000 for the quarter ended June 30, 1995 to $2,799,000 for the quarter ended June 30, 1996. Approximately $1,825,000 and $667,000 of the cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects similar negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service. However, reductions in other components of acquisition costs per net new subscriber, such as commissions and advertising, may occur. In addition, the Company expects to implement a refurbishment program during fiscal 1997 whereby returned handsets would be reconditioned at a nominal cost and reused.

     General and administrative costs of cellular operations increased 9% from $5,033,000 for the quarter ended June 30, 1995 to $5,462,000 for the quarter ended June 30, 1996. The majority of these costs were incremental customer billing expense and customer service support staff, offset by reductions to bad debt expense. General and administrative costs as a percentage of service revenues decreased from 23% for the quarter ended June 30, 1995 to 19% for the quarter ended June 30, 1996. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs decreased 8% from $5,672,000 for the quarter ended June 30, 1995 to $5,230,000 for the quarter ended June 30, 1996, primarily as a result of reductions in commission costs offset by increased advertising costs. Marketing costs per net new subscriber decreased 4% from $441 for the quarter ended June 30, 1995 to $422 for the quarter ended June 30, 1996. The Company is continuing to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased from $3,874,000 for the quarter ended June 30, 1995 to $4,597,000 for the quarter ended June 30, 1996, primarily due to increased property and equipment balances.

     Corporate costs and expenses for the quarter ended June 30, 1995 were $805,000, which represented gross expenses of $2,288,000 less amounts allocated to nonconsolidated affiliates of $1,483,000. Corporate costs and expenses for the quarter ended June 30, 1996 were $1,690,000, which represented gross expenses of $3,263,000 less amounts allocated to nonconsolidated affiliates of $1,573,000. The increase in corporate costs and expenses was due primarily to the acceleration of depreciation expense related to certain corporate assets, impairment of investment in cellular system equipment, and expenses related to paging activities which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 93% from $1,110,000 for the quarter ended June 30, 1995 to $82,000 for the quarter ended June 30, 1996. This was due primarily to decreased losses in nonconsolidated affiliates.

     Interest expense increased 3% from $6,794,000 for the quarter ended June 30, 1995 to $6,972,000 for the quarter ended June 30, 1996 due to the higher interest rate on the 11 1/4% subordinated notes than on the 6 3/4% convertible subordinated debentures which were redeemed with the proceeds of the subordinated notes, and the higher accreted discount note balance. Cash paid for interest increased 24% from $1,750,000 for the quarter ended June 30, 1995 to $1,338,000 for the quarter ended June 30, 1996.

     Interest income decreased 36% from $3,248,000 for the quarter ended June 30, 1995 to $2,071,000 for the quarter ended June 30, 1996 due to lower notes receivable balances and lower cash balances.

     Nine Months Ended June 30, 1996 and 1995.  Cellular service revenues,
     -----------------------------------------
including in-roaming revenues, increased 37% from $55,591,000 for the nine months ended June 30, 1995 to $76,315,000 for the nine months ended June 30, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire nine months from 42 during the nine months ended June 30, 1995 to 44 during the nine months ended June 30, 1996. Growth in subscribers accounted for 82% of the increase, and the number of consolidated markets accounted for 18% of the increase. In-roaming revenues increased by 42%, or $5,314,000, from $12,741,000, for the nine months ended June 30, 1995 to $18,055,000 for the nine months ended June 30, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $66 for the nine months ended June 30, 1995 to $60 for the nine months ended June 30, 1996, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber decreased only $1, from $15 to $14, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of service decreased as a percentage of service revenues from 22% for the nine months ended June 30, 1995 to 20% for the nine months ended June 30, 1996, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 70% from $6,926,000 for the nine months ended June 30, 1995 to $2,111,000 for the nine months ended June 30, 1996 due to the introduction of the Company's new customer satisfaction and pricing program.
The program packages a handset, airtime and long-distance within one area code for one monthly fee, which results in no handset revenue. However, certain customers are charged additional monthly fees, which are classified as service revenues, for use of higher-end equipment. Such fees are not significant currently but are expected to increase in the future. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales decreased 6% from $7,797,000 for the nine months ended June 30, 1995 to $7,325,000 for the nine months ended June 30, 1996. Approximately $2,978,000 and $1,087,000 of the cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects similar negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service. However, reductions in other components of acquisition costs per new subscriber, such as commissions and advertising, may occur. In addition, the Company expects to implement a refurbishment program during fiscal 1997 whereby returned handsets would be reconditioned at a nominal cost and revised.

     General and administrative costs of cellular operations increased 8% from $15,415,000 for the nine months ended June 30, 1995 to $16,605,000 for the nine months ended June 30, 1996, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff, offset by reductions to bad debt expense. General and administrative costs as a percentage of service revenues decreased from 28% for the nine months ended June 30, 1995 to 22% for the nine months ended June 30, 1996. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 2% from $15,760,000 for the nine months ended June 30, 1995 to $16,003,000 for the nine months ended June 30, 1996. The majority of these costs were advertising costs offset by reductions to commission costs. Marketing costs per net new subscriber decreased 8% from $492 for the nine months ended June 30, 1995 to $454 for the nine months ended June 30, 1996, as a result of increased net subscriber additions which outpaced increases in costs incurred. The Company is continuing to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased from $10,775,000 for the nine months ended June 30, 1995 to $13,372,000 for the nine months ended June 30, 1996, primarily due to increased property and equipment balances.

     Corporate costs and expenses for the nine months ended June 30, 1995 were $2,422,000, which represented gross expenses of $7,137,000 less amounts allocated to nonconsolidated affiliates of $4,715,000. Corporate costs and expenses for the nine months ended June 30, 1996 were $4,282,000, which represented gross expenses of $9,088,000 less amounts allocated to nonconsolidated affiliates of $4,806,000. The increase in corporate costs and expenses was due primarily to acceleration of depreciation expense related to certain corporate assets, impairment of investment in cellular system equipment, and expenses related to paging activities and roaming fraud which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 60% from $3,846,000 for the nine months ended June 30, 1995 to $1,525,000 for the nine months ended June 30, 1996. The decrease was due to decreased losses in nonconsolidated affiliates which included a one-time gain in one nonmanaged market. Operating results of the markets that are accounted for under the equity method are expected to improve consistently.

     Interest expense increased 10% from $19,444,000 for the nine months ended June 30, 1995 to $21,376,000 for the nine months ended June 30, 1996 due to the higher interest rate on the 11 1/4% subordinated notes than on the 6 3/4% convertible subordinated debentures which were redeemed with the proceeds of the subordinated notes, and the higher accreted discount note balance. Cash paid for interest increased 13% from $7,398,000 for the nine months ended June 30, 1995 to $8,357,000 for the nine months ended June 30, 1996.

     The CoBank patronage distribution decreased 46% from $764,000 for the nine months ended June 30, 1995 to $413,000 for the nine months ended June 30, 1996. The patronage distribution is calculated using the Company's prior calendar year interest expense compared to total interest paid to CoBank by all patrons.

     Interest income decreased 7% from $9,204,000 for the nine months ended June 30, 1995 to $8,540,000 for the nine months ended June 30, 1996. The decrease was due to lower nonconsolidated affiliate notes receivable balances and lower cash balances.

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

     In May 1996, the Company partitioned the New Mexico 1 RSA, sold its interest in the southern portion of the market and acquired the interest of U S WEST NewVector Group, Inc. in the northern portion of the market. As a result of the transaction, net Company pops increased 24,289.

     In June 1996, the Company purchased an additional 40% interest in one nonmanaged RSA market for 27,258 shares of the Company's Common Stock and approximately $790,000 in cash.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisition will be consummated.

Changes in Financial Condition
- ------------------------------

     Net cash provided by operating activities was $10,784,000 during the nine months ended June 30, 1996. This was due primarily to net loss after adjustments to reconcile net cash provided by operating activities of $13,370,000.

     Net cash used by investing activities was $26,575,000 for the nine months ended June 30, 1996. This was due primarily to $22,938,000 required to fund the purchase of property and equipment and investment in cellular system equipment, $2,876,000 to purchase additional interests in affiliates, and $1,498,000 to fund additional investments in and advances to affiliates.

     Net cash used by financing activities was $5,097,000 for the nine months ended June 30, 1996. This was primarily due to reductions to long-term debt and capital leases of $6,046,000, offset by $949,000 of cash from the issuance of Common Stock upon exercise of options.

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

     As of June 30, 1996, the Company had unused commitments under the Credit Agreement of $134,606,000, of which $63,500,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at June 30, 1996 the Company, on a consolidated basis, had available $20,130,000 of cash and cash equivalents.

     Capital expenditures in managed markets, including corporate capital, for the nine months ended June 30, 1996 and the quarter ended June 30, 1996 were $25,900,000 and $11,400,000, respectively. Capital expenditures for the remainder of the fiscal year are expected to be $18,100,000 for additional cell sites, expansion of channel capacity, switching and transmission upgrades and paging network infrastructure. Capital expenditures in managed markets, including corporate capital, for fiscal 1997 are expected to total approximately $50,000,000.

     The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the Company's 11 1/4% Subordinated Notes. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the balance of fiscal year 1996 will be approximately $5,517,000. Cash interest expense for fiscal 1997 is estimated to be $14,580,000. Revolving loan indebtedness outstanding under the Credit Agreement will be converted to term loan indebtedness at December 31, 1996 and will be amortized over the next four years; however, the Company is currently in discussion with CoBank to modify certain provisions of the credit facility, including the loan term. See "The Credit Agreement" below.

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

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock. The Company intends to use current cash reserves and amounts available under the Credit Agreement to fund the repurchases.

     The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has agreed
     --------------------
to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund acquisitions of additional cellular systems, subject to certain conditions. As of June 30, 1996, $63,500,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. As of June 30, 1996, the outstanding balance under the Credit Agreement was approximately $30,394,000. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.25% at June 30, 1996) or 2.50% over LIBOR (8.22% at June 30, 1996), subject to reduction upon the maintenance of certain debt to
cash flow ratios.   The Credit Agreement is a revolving loan which converts to a four-year term loan on December 31, 1996; however, the Company is in discussion with CoBank to modify certain provisions of the credit facility, including extending the loan term. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     In accordance with the Company's desire to minimize interest rate fluctuations and to improve the predictability of costs incurred throughout its growth stage, CIFC has fixed interest rates on approximately $30,372,000 of its long-term debt payable to CoBank at an average rate of 8.91% which matures during 1996. Additionally, CIFC has entered into a prime-based interest rate swap with CoBank as a means of controlling interest rates on $2,500,000 of its variable rate loans. This swap agreement was entered into on July 1, 1993 for a three-year period which ended July 1, 1996. The swap agreement required CIFC to pay a fixed rate of 7.01% over the term of the swap, and CoBank to pay a floating rate of prime (8.25% at June 30, 1996). The weighted average interest rate of borrowings under the Credit Agreement, after giving effect to the swap, was 8.81% at June 30, 1996.

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

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,526,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,183,000 pops and 10 MSA markets having a total of 1,295,000 pops, of which the Company's interests represent 2,843,000 net Company pops and 683,000 net Company pops, respectively. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 55 managed markets. The Company currently finances entities holding interests representing approximately 4,359,000 pops, of which 3,526,000 are included in net Company pops and 833,000 are attributable to parties other than the Company. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute the largest geographic collection of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 55 markets (48 RSA and 7 MSA markets) spanning nine states and represents approximately 4,105,000 total pops and 3,183,000 net Company pops. As of June 30, 1996, the RSA and MSA managed markets had 142,889 and 52,497 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of August 8, 1996, is summarized in the following table. The table does not reflect transactions that are pending or under negotiation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales."

                                   Net Company
   MSA or                          Interest in             1995              Net Company
RSA Code (1)       State           Licensee (2)       Population (3)(6)        Pops (4)
- ------------    ------------      -------------     -------------------     ------------
MSAs:
141              Minnesota            16.34%              228,599                 37,353
185              Indiana              16.67%              169,996                 28,338
241*(5)          Colorado             73.99%              128,834                 95,324
253*(5)          Iowa                 74.50%              120,090                 89,467
267*(5)          South Dakota         51.00%              136,948                 69,843
268*(5)          Montana              77.05%              124,991                 96,306
279              Maine                11.11%              103,825                 11,534
289*(5)          South Dakota        100.00%              111,008                111,008
297*(5)          Montana             100.00%               81,860                 81,860
298*(5)          North Dakota         70.00%               89,182                 62,427
                                                        ---------                -------
Total MSA                                               1,295,333                683,460


                                Net Company
   MSA or                       Interest in            1995            Net Company
RSA Code (1)        State       Licensee (2)     Population (3)(6)      Pops (4)
- ------------    -----------   ---------------   -------------------   ------------
RSAs:
348*            Colorado          10.00%             45,735               4,574
349*(5)         Colorado          61.75%             61,982              38,274
351*(5)         Colorado          61.75%             69,660              43,015
352*(5)         Colorado          66.00%             28,096              18,543
353*(5)         Colorado         100.00%             70,398              70,398
354*(5)         Colorado (B1)     69.40%             45,704              31,719
355*            Colorado          49.00%             45,191              22,144
356*            Colorado (B1)     49.00%             24,852              12,177
389             Idaho             50.00%             69,570              34,785
390             Idaho             33.33%             16,271               5,423
392*(5)         Idaho (B1)       100.00%            138,640             138,640
393*(5)         Idaho             91.64%            290,301             266,032
415             Iowa              10.11%            155,123              15,689
416 (5)         Iowa              78.57%            108,909              85,570
417*(5)         Iowa             100.00%            154,029             154,029
419*            Iowa              44.92%             54,713              24,576
420*(5)         Iowa             100.00%             63,639              63,639
424             Iowa              35.00%             66,874              23,406
425*            Iowa              13.28%            107,540              14,286
426*            Iowa              49.14%             84,145              41,347
427*            Iowa              49.17%            104,222              51,242
428             Kansas             3.07%             28,100                 863
429             Kansas             3.07%             30,793                 945
430             Kansas             3.07%             52,838               1,622
431             Kansas             3.07%            139,000               4,267
432             Kansas             3.07%             30,818                 946
433             Kansas             3.07%             20,322                 624
434             Kansas             3.07%             80,841               2,482
435             Kansas             3.07%            130,085               3,994
436             Kansas             3.07%             58,827               1,806
437             Kansas             3.07%            107,888               3,312
438             Kansas             3.07%             83,409               2,561
439             Kansas             3.07%             43,269               1,328
440             Kansas             3.07%             29,648                 910
441             Kansas             3.07%            174,109               5,345
442             Kansas             3.07%            154,451               4,742
512             Missouri (B1)     14.70%             55,832               8,207
523*(5)         Montana (B1)     100.00%             71,238              71,238
523*(5)         Montana (B2)      98.74%             76,396              75,433
524*(5)         Montana (B1)      79.40%             34,534              27,420
526*(5)         Montana (B1)     100.00%             21,606              21,606
527*(5)         Montana          100.00%            185,108             185,108
528*(5)         Montana           80.88%             64,763              52,377
529*(5)         Montana           87.25%             29,470              25,713
530*(5)         Montana           80.88%             90,681              73,338
531*(5)         Montana          100.00%             33,158              33,158
532*(5)         Montana          100.00%             20,150              20,150


                                     Net Company
   MSA or                            Interest in          1995           Net Company
RSA Code (1)          State          Licensee (2)    Population (3)(6)     Pops (4)
- ------------    ----------------   ---------------   -----------------  ------------
553*(5)           New Mexico (B2)      58.36%            112,118            65,432
555               New Mexico           12.25%             85,123            10,428
557               New Mexico           16.33%             58,288             9,519
580*(5)           North Dakota         53.36%            102,631            54,763
581*              North Dakota         49.00%             60,484            29,637
582               North Dakota         41.45%             90,761            37,620
583*              North Dakota         49.00%             64,068            31,393
584*(5)           North Dakota         61.75%             49,088            30,312
634*(5)           South Dakota        100.00%             36,925            36,925
635*(5)           South Dakota        100.00%             22,682            22,682
636*(5)           South Dakota        100.00%             53,571            53,571
638*(5)           South Dakota (B1)   100.00%             16,390            16,390
638*(5)           South Dakota (B2)   100.00%              8,922             8,922
639*(5)           South Dakota (B1)   100.00%             36,165            36,165
639*(5)           South Dakota (B2)   100.00%              3,250             3,250
640*(5)           South Dakota         64.49%             66,695            43,012
641*(5)           South Dakota         61.13%             73,708            45,058
642*              South Dakota         49.00%             95,097            46,598
675*(5)           Utah                100.00%             54,892            54,892
676*(5)           Utah                100.00%            101,360           101,360
677*(5)           Utah (B3)           100.00%             39,137            39,137
678*(5)           Utah                 80.00%             27,699            22,159
718*(5)           Wyoming              66.00%             49,619            32,749
719*(5)           Wyoming             100.00%             75,369            75,369
720*(5)           Wyoming             100.00%            146,385           146,385
                                                       ---------         ----------

Total RSA                                              5,183,355         2,842,731
                                                       ---------         ----------
Total MSA and RSA                                      6,478,688         3,526,191
                                                       =========         =========

(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the Demographics On-Call 1995 population estimates.
(4) Net Company Pops represents net Company interest in licensee multiplied by 1995 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the markets total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
- -----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                      Number of                   Estimated Population                        Number of
                   Operating Systems              of Operating Systems                       Subscribers
               -----------------------     -----------------------------------       -----------------------------    Subscriber
                Total     MSA     RSA        Total        MSA           RSA            Total      MSA        RSA        Growth
               -------   -----   -----     -----------  --------     ---------       ---------  --------   -------    ----------
Sept. 30, 1987    0        0       0                0         0              0               0         0                      0
Sept. 30, 1988    4        4       0          504,529   504,529 (1)          0             424       424                      0
Sept. 30, 1989    4        4       0          500,804   500,804 (2)          0           1,362     1,362         0       221.23%
Sept. 30, 1990   18        4      14        1,687,481   500,804 (2)  1,186,677 (2)       6,444     3,513     2,931       373.13%
Sept. 30, 1991   49        5      44        3,509,779   566,722 (3)  2,943,057 (3)      17,952     6,387    11,565       178.58%
Sept. 30, 1992   49        5      44        3,509,779   566,722 (3)  2,943,057 (3)      35,884    11,119    24,765        99.89%
Sept. 30, 1993   50        6      44        3,665,758   644,526 (4)  3,021,232 (4)      60,381    17,898    42,483        68.27%
Sept. 30, 1994   55        7      48        3,906 063   771,660 (5)  3,134,403 (5)      99,002    30,711    68,291        63.96%
Sept. 30, 1995   56        7      49        4,220,975   785,866 (6)  3,435,109 (6)     151,482    42,401   109,081        53.01%
Dec. 31, 1995    55        7      48        4,043,143   785,866 (6)  3,257,277 (6)     168,465    46,381   122,084        11.21%
March 31, 1996   55        7      48        4,043,143   785,866 (6)  3,257,277 (6)     180,506    49,084   131,422         7.15%
June 30, 1996    55        7      48        4,105,119   792,913 (7)  3,312,206 (7)     195,386    52,497   142,889         8.24%
- ---------------

(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.

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

                                                                   Nine Months ended June  30,
                           ---------------------------------------------------------------------------------------------------------
                              1996        1995                        1996          1995                      1996         1995
                           ---------------------------------------------------------------------------------------------------------
                                 Combined (1)                      Financed Proportionate(2)               Company Proportionate(3)
                           ---------------------------            ---------------------------             --------------------------
MANAGED MARKETS
Revenues:
 Cellular service            $70,871,347   $52,773,711              $65,831,613   $49,173,892              $52,190,692   $38,284,437
 In-roaming                   22,824,241    16,074,448               21,134,071    15,119,715               16,895,862    11,375,517
 Equipment sales               2,365,664     3,640,638                2,162,726     3,380,816                1,756,122     2,596,621
                             -----------   -----------              -----------   -----------              -----------   -----------
  Total revenues              96,061,252    72,488,797               89,128,410    67,674,423               70,842,676    52,256,575
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service
   (including in-roaming)     18,516,968    15,101,175               17,312,476    14,297,659               13,682,487    10,709,089
  Equipment sales              8,328,907     4,702,530                7,534,295     4,345,212                6,145,672     3,339,079
 General and administrative   20,306,202    18,992,387               18,772,914    17,836,210               14,846,751    13,810,217
 Marketing and selling        19,744,485    19,317,254               18,274,815    18,064,384               14,454,060    13,933,739
  Total cash costs and
    expenses                  66,896,562    58,113,346               61,894,500    54,543,465               49,128,970    41,792,124
                             -----------   -----------              -----------   -----------              -----------   -----------
EBITDA                       $29,164,690   $14,375,451              $27,233,910   $13,130,958              $21,713,706   $10,464,451
                             ===========   ===========              ===========   ===========              ===========   ===========

Capital expenditures         $25,889,242   $25,973,369              $24,848,070   $23,354,659              $22,892,039   $19,195,070

Subscriber count                 195,386       139,057 (4)              178,410       128,959                  143,654        99,748

Total markets                         55            55 (4)                   55            55                       55            55


NONMANAGED MARKETS
Revenues:
 Cellular service
  (including in-roaming)     $66,043,705   $47,422,936              $10,426,581   $14,210,742              $ 6,703,638   $ 7,516,783
 Equipment sales               5,308,849     4,062,510                  537,592     1,180,870                  407,254       687,842
                             -----------    ----------              -----------   -----------              -----------   -----------
  Total revenues              71,352,554    51,485,446               10,964,173    15,391,612                7,110,892     8,204,625
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service            15,703,047    15,316,475                3,002,781     4,706,322                1,930,950     2,458,942
  Equipment sales              5,767,631     3,675,621                  663,535     1,094,826                  480,043       619,478
 General and administrative   13,267,613    10,091,300                2,413,667     3,024,073                1,495,795     1,609,567
 Marketing and selling        14,690,774    14,598,890                2,270,473     4,280,052                1,575,009     2,310,459
                             -----------   -----------              -----------   -----------              -----------   -----------
  Total cash costs
    and expenses              49,429,065    43,682,286                8,350,456    13,105,273                5,481,797     6,998,446
                             -----------   -----------              -----------   -----------              -----------   -----------
EBITDA                       $21,923,489   $ 7,803,160              $ 2,613,717   $ 2,286,339              $ 1,629,095   $ 1,206,179
                             ===========   ===========              ===========   ===========              ===========   ===========

Capital expenditures         $14,812,390   $26,125,370              $ 2,024,471   $ 8,216,247              $ 1,413,853   $ 4,700,244

Subscriber count                 141,344       100,142                   21,704        28,550                   16,141        16,150
Total markets                         27            38                       27            38                       27            38


                                              Nine Months ended June 30,
                                              ---------------------------
                                                 1996           1995
                                              ------------  -------------

Reconciliation From Company
 Proportionate EBITDA to Consolidated
 Reporting

Total proportionate EBITDA (managed and
 nonmanaged markets)                         $ 23,342,801   $ 11,670,630
Proportionate depreciation and
 amortization                                 (11,667,835)    (9,245,543)
Proportionate interest expense                 (7,085,569)    (6,790,461)
Equity in nonlicensee affiliates               (2,421,529)    (4,094,830)
Minority interests                                896,159     (1,045,891)
Intercompany interest                           6,317,090      4,940,267
Amortization of license costs not owned
 by affiliates                                 (1,906,293)    (1,645,832)
Unallocated corporate expenses                 (4,281,603)    (2,422,142)
Gain (loss) on sales of affiliates               (250,000)        67,247
Interest expense (net) and other              (11,999,593)    (7,253,536)
                                             ------------   ------------

Consolidated net income (loss)               $ (9,056,372)  $(15,820,091)
                                             ============   ============
- ---------------
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's owner-ship interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.
(4) Management of the New Mexico - 1 B2 market commenced late in the third fiscal quarter. Accordingly, the table excludes the operations and subscribers of the New Mexico - 1 B2 RSA. Were New Mexico - 1 B2 operations included, subscriber count would be 140,237 and total managed markets would be 56. However, revenues, expenses and EBITDA would not differ significantly.

     The following table presents "Financed Proportionate" operating results and other cash activity of the cellular licensees in which the Company holds an interest, as well as incremental cash activity of the Company. Financed Proportionate activity represents cash flows that are allocable to the Company which, when received, will be used to pay the Company's obligations to CoBank.

                                          Nine Months ended June 30,
                                        -----------------------------
                                             1996           1995
                                        -------------  --------------

Revenues:
 Cellular service (including in-roaming)  $ 97,392,265   $ 78,504,349
 Equipment sales                             2,700,318      4,561,686
                                          ------------   ------------
     Total revenues                        100,092,583     83,066,035

Cash costs and expenses:
 Cost of sales:
   Cellular service (including
    in-roaming)                             20,315,257     19,003,981
   Equipment sales                           8,197,830      5,440,038
 General and administrative                 21,186,581     20,860,283
 Marketing and selling                      20,545,288     22,344,436
                                          ------------   ------------
     Total operating expenses               70,244,956     67,648,738
                                          ------------   ------------

EBITDA                                      29,847,627     15,417,297

Cash interest expense (net)                 (8,356,735)    (7,398,283)

Capital expenditures, including
 corporate                                 (26,872,541)   (26,080,154)

Changes in operating assets and
 liabilities and other                      (6,741,638)    (9,559,040)
                                          ------------   ------------
 Cash used by financed cellular
  licensee affiliates                      (12,123,287)   (27,620,180)

Acquisition activity involving cash         (2,262,276)      (612,992)

Nonlicensee cash corporate expenses         (1,404,711)    (1,868,535)

Changes to long-term debt and equity
 involving cash                             (5,097,341)    29,607,698
                                          ------------   ------------
Change in cash and short-term
 investments                              $(20,887,615)  $   (494,009)
                                          ============   ============

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------

      (a) Exhibits

          10.1 Amended and Restated CommNet Cellular Inc. Employee Stock Ownership Plan and Trust

      (b) Reports on Form 8-K filed during the quarter ended June 30, 1996:

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      COMMNET CELLULAR INC. (Registrant)



Date:  August 14, 1996     By:  /s/Daniel P. Dwyer
                                ---------------------------
                                Daniel P. Dwyer
                                Executive Vice President, Treasurer &
                                Chief Financial Officer



Date: August 14, 1996      By:  /s/Andrew J. Gardner
                                ---------------------------
                                Andrew J. Gardner
                                Senior Vice President and Controller
                                (Principal Accounting Officer)