Form 10-K
period 1996-09-30
COMMNET CELLULAR INC
filed 1996-12-30
CIK 787912

                                   FORM 10-K
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended:  September 30, 1996
                                  ------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     -------------  --------------

                        Commission file number:  0-15056
                                                 -------

                             COMMNET CELLULAR INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

                       Colorado                        84-0924904
                  -------------------                  ----------
               (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification No.)

        8350 East Crescent Parkway, Suite 400, Englewood, Colorado 80111
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
                                (Title of Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 18, 1996 was $264,436,632.

     The number of shares of the registrant's common stock outstanding as of December 18, 1996 was 13,741,378.

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

     The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,526,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,183,000 pops and 10 MSA markets having a total of 1,295,000 pops, of which the Company's interests represent 2,843,000 net Company pops and 683,000 net Company pops, respectively. Systems in which the Company holds an interest constitute one of the largest geographic collection of contiguous cellular markets in the United States.

     As used herein, "pops" means the estimated total 1995 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA") as initially licensed by the Federal Communications Commission ("FCC"), based upon Demographics On-Call population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in the entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market," and a market served by a cellular telephone system that is managed, directly or indirectly, by the Company is referred to herein as a "managed market." The radio signal from the Company's managed systems covers virtually all of the pops within the managed markets. The number of pops does not represent the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

     The Company was formed to acquire cellular interests through participation in the licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which originally were owned at least 51% by one or more independent telephone companies ("telcos") and no more than 49% by the Company. See "-- Federal Regulation." In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock to the telcos and agreed to provide financing to the affiliates. The Company subsequently purchased additional interests in many of such affiliates, as well as in additional cellular properties. The Company currently manages 55 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 55 managed markets. The Company provides capital and financing to entities holding interests representing approximately 4,335,000 pops, of which 3,526,000 are included in net Company pops and 809,000 are attributable to parties other than the Company.

     Since completion of the licensing process, the Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the

Company. The network currently consists of 55 markets (48 RSA and 7 MSA markets) spanning nine states and represents approximately 4,105,000 pops and 3,183,000 net Company pops. As of September 30, 1996, the RSA and MSA managed markets had 159,796 and 55,896 subscribers, respectively. The Company significantly expanded radio signal coverage with construction of 36 new cell sites in fiscal year 1996.

     The Company believes that certain demographic characteristics of the rural marketplace should further facilitate commercial exploitation of the network. As compared to urban residents, rural residents travel greater distances by personal vehicle and have access to fewer public telephones along drive routes. The Company believes that these factors will sustain demand for mobile telecommunication service in the rural marketplace. These same factors produce "roaming" revenues that are higher as a percentage of total revenues than would likely be the case in more densely populated urban areas. In-roaming revenues tend to produce higher margins because roaming calls on average are priced at higher rates than local calls and because there are no associated sales commission costs.

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

(c)  Narrative Description of Business.
     ---------------------------------

     The Company's Operations
     ------------------------

     General.  Information regarding the Company's net ownership interests in
     -------
each cellular licensee and the market subject to such license as of December 18, 1996 is summarized in the following table.

                                        Net Company
    MSA or                              Interest in            1995              Net Company
RSA Code (1)(7)         State          Licensee (2)       Population (3)(6)         Pops (4)
---------------     --------------   ----------------   ---------------------   --------------
MSAs:
141                 Minnesota              16.34%              228,599              37,353
185                 Indiana                16.67%              169,996              28,338
241*(5)             Colorado               73.99%              128,834              95,324
253*(5)             Iowa                   74.50%              120,090              89,467
267*(5)             South Dakota           51.00%              136,948              69,843
268*(5)             Montana                77.05%              124,991              96,306
279                 Maine                  11.11%              103,825              11,534
289*(5)             South Dakota          100.00%              111,008             111,008
297*(5)             Montana               100.00%               81,860              81,860
298*(5)             North Dakota           70.00%               89,182              62,427
                                                             ---------             -------
Total MSA                                                    1,295,333             683,460


                                       Net Company
   MSA or                              Interest in             1995              Net Company
RSA Code (1)            State          Licensee (2)       Population (3)(6)        Pops (4)
---------------    ---------------   ----------------   ---------------------   --------------
RSAs:
348*                Colorado               10.00%               45,735               4,574
349*(5)             Colorado               61.75%               61,982              38,274
351*(5)             Colorado               61.75%               69,660              43,015
352*(5)             Colorado               66.00%               28,096              18,543
353*(5)             Colorado              100.00%               70,398              70,398
354*(5)             Colorado (B1)          69.40%               45,704              31,719
355*                Colorado               49.00%               45,191              22,144
356*                Colorado (B1)          49.00%               24,852              12,177
389                 Idaho                  50.00%               69,570              34,785
390                 Idaho                  33.33%               16,271               5,423
392*(5)             Idaho (B1)            100.00%              138,640             138,640
393*(5)             Idaho                  91.64%              290,301             266,032
415                 Iowa                   10.11%              155,123              15,689
416 (5)             Iowa                   78.57%              108,909              85,570
417*(5)             Iowa                  100.00%              154,029             154,029
419*                Iowa                   44.92%               54,713              24,576
420*(5)             Iowa                  100.00%               63,639              63,639
424                 Iowa                   35.00%               66,874              23,406
425*                Iowa                   13.28%              107,540              14,286
426*                Iowa                   49.14%               84,145              41,347
427*                Iowa                   49.17%              104,222              51,242
428                 Kansas                  3.07%               28,100                 863
429                 Kansas                  3.07%               30,793                 945
430                 Kansas                  3.07%               52,838               1,622
431                 Kansas                  3.07%              139,000               4,267
432                 Kansas                  3.07%               30,818                 946
433                 Kansas                  3.07%               20,322                 624
434                 Kansas                  3.07%               80,841               2,482
435                 Kansas                  3.07%              130,085               3,994
436                 Kansas                  3.07%               58,827               1,806
437                 Kansas                  3.07%              107,888               3,312
438                 Kansas                  3.07%               83,409               2,561
439                 Kansas                  3.07%               43,269               1,328
440                 Kansas                  3.07%               29,648                 910
441                 Kansas                  3.07%              174,109               5,345
442                 Kansas                  3.07%              154,451               4,742
512                 Missouri (B1)          14.70%               55,832               8,207
523*(5)             Montana (B1)          100.00%               71,238              71,238
523*(5)             Montana (B2)           98.81%               76,396              75,487
524*(5)             Montana (B1)           79.40%               34,534              27,420
526*(5)             Montana (B1)          100.00%               21,606              21,606
527*(5)             Montana               100.00%              185,108             185,108
528*(5)             Montana                80.88%               64,763              52,377
529*(5)             Montana                87.25%               29,470              25,713
530*(5)             Montana                80.88%               90,681              73,338
531*(5)             Montana               100.00%               33,158              33,158
532*(5)             Montana               100.00%               20,150              20,150


                                       Net Company
   MSA or                              Interest in             1995              Net Company
RSA Code (1)            State          Licensee (2)       Population (3)(6)        Pops (4)
---------------    ---------------   ----------------   ---------------------   --------------
553*(5)             New Mexico (B2)        58.36%              112,118              65,432
555                 New Mexico             12.25%               85,123              10,428
557                 New Mexico             16.33%               58,288               9,519
580*(5)             North Dakota           53.36%              102,631              54,763
581*                North Dakota           49.00%               60,484              29,637
582                 North Dakota           41.45%               90,761              37,620
583*                North Dakota           49.00%               64,068              31,393
584*(5)             North Dakota           61.75%               49,088              30,312
634*(5)             South Dakota          100.00%               36,925              36,925
635*(5)             South Dakota          100.00%               22,682              22,682
636*(5)             South Dakota          100.00%               53,571              53,571
638*(5)             South Dakota (B1)     100.00%               16,390              16,390
638*(5)             South Dakota (B2)     100.00%                8,922               8,922
639*(5)             South Dakota (B1)     100.00%               36,165              36,165
639*(5)             South Dakota (B2)     100.00%                3,250               3,250
640*(5)             South Dakota           64.49%               66,695              43,012
641*(5)             South Dakota           61.13%               73,708              45,058
642*                South Dakota           49.00%               95,097              46,598
675*(5)             Utah                  100.00%               54,892              54,892
676*(5)             Utah                  100.00%              101,360             101,360
677*(5)             Utah (B3)             100.00%               39,137              39,137
678*(5)             Utah                   80.00%               27,699              22,159
718*(5)             Wyoming                66.00%               49,619              32,749
719*(5)             Wyoming               100.00%               75,369              75,369
720*(5)             Wyoming               100.00%              146,385             146,385
                                                             ---------           ---------
Total RSA                                                    5,183,355           2,842,785
                                                             ---------           ---------
Total MSA and RSA                                            6,478,688           3,526,245
                                                             =========           =========
----------

(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the Demographics On-Call 1995 population estimates.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1995 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.
(7) The FCC recently ruled to return the license for the Portland, Maine MSA (MSA 152) to Portland Cellular Partnership, an affiliate of the Company. This ruling is the subject of ongoing litigation, and therefore the pops are not included in the table. Had the market been included, Net Company Pops would have increased approximately 32,000.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                     Number of             Estimated Population
                  Managed Markets           of Managed Markets                   Number of Subscribers
                 ----------------  -----------------------------------------   --------------------------    Subscriber
                  Total  MSA  RSA    Total           MSA            RSA         Total      MSA      RSA        Growth
                  ----   ---  ---  ---------    -------------  -------------   -------    ------   ------    -----------
Sept. 30, 1987        0    0    0          0           0              0              0         0         0
Sept. 30, 1988        4    4    0    504,529      504,529 (1)         0            424       424         0
Sept. 30, 1989        4    4    0    500,804      500,804 (2)         0          1,362     1,362         0      221.23%
Sept. 30, 1990       18    4   14  1,687,481      500,804 (2)  1,186,677 (2)     6,444     3,513     2,931      373.13%
Sept. 30, 1991       49    5   44  3,509,779      566,722 (3)  2,943,057 (3)    17,952     6,387    11,565      178.58%
Sept. 30, 1992       49    5   44  3,509,779      566,722 (3)  2,943,057 (3)    35,884    11,119    24,765       99.89%
Sept. 30, 1993       51    6   45  3,665,758      644,526 (4)  3,021,232 (4)    60,381    17,898    42,483       68.27%
Sept. 30, 1994       55    7   48  3,906,063      771,660 (5)  3,134,403 (5)    99,002    30,711    68,291       63.96%
Sept. 30, 1995       56    7   49  4,220,975      785,866 (6)  3,435,109 (6)   151,482    42,401   109,081       53.01%
Dec. 31, 1995        55    7   48  4,043,143      785,866 (6)  3,257,277 (6)   168,465    46,381   122,084       11.21%
March 31, 1996       55    7   48  4,043,143      785,866 (6)  3,257,277 (6)   180,506    49,084   131,422        7.15%
June 30, 1996        55    7   48  4,105,119      792,913 (7)  3,312,206 (7)   195,386    52,497   142,889        8.24%
Sept. 30, 1996       55    7   48  4,105,119      792,913 (7)  3,312,206 (7)   211,278    55,896   155,382        8.13%

____________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.

     Network Construction and Operations.  Construction of cellular telephone
     -----------------------------------
systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only 10 MTSOs are currently required to serve all 55 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. Economies of scale generated by the network also have permitted the Company to use one network operations center, to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

     The network also affords the Company certain technical advantages in the provision of enhanced services, such as call delivery and call forwarding. Through the use of single switching facilities serving multiple markets, the Company has implemented continuous coverage on an intrastate basis throughout the network. The Company has widened the area of coverage within the network by interconnecting MTSOs located in adjoining markets. The Company has substantially achieved its objective of providing subscribers with "seamless" coverage throughout the network, which permits subscribers, as they travel through the network, to receive calls and otherwise use their cellular telephone as if they were in their home market. This is a result of the networking of the MTSOs managed by the Company and MTSOs of other carriers, especially those operating adjoining markets within the nine-state area. The Company has achieved a high degree of network reliability through the deployment of standardized components and operating procedures, and the introduction of redundancy in switching and cell site equipment, interconnect facilities and power supply. Most of the Company's equipment is built by Northern Telecom, Inc. ("Nortel"), and interconnection between the Nortel MTSOs has been achieved using Nortel's internal software and hardware.

     The Company implemented the "IS-41" technical interface during fiscal 1995. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems with the eventual goals of establishing a national seamless network, substantially reducing the cost of validating calls and reducing fraud exposure.

     The Company also has entered into agreements with other cellular carriers to enhance the range of markets and quality of service available to cellular subscribers when traveling outside the network. Pursuant to existing agreements with other cellular carriers, the Company's subscribers are able to "roam" throughout most MSA and RSA markets in the United States and Canada.

     Expansion.  The Company has completed the process of "filling in" the
     ---------
"cellular geographic service area" or "CGSA" (as defined by the FCC) within its managed markets by adding network facilities which increased the coverage of the radio signal. The Company significantly expanded radio signal coverage with construction of 36 new cell sites in fiscal year 1996. In addition, the Company analyzed the quality of existing coverage based upon empirical data gathered using sophisticated mobile testing equipment. These "drive tests" gave rise to changes in how certain sites were configured or deployed in the network. For example, certain sites were "sectorized" to reduce interference and provide additional capacity facing particular directions. The Company expects to continue such efforts to improve coverage, especially for low power portable cellular phones, throughout fiscal year 1997. Expansion and optimization of signal coverage has increased subscribers, enhanced the use of the systems by existing subscribers, increased roamer traffic due to the larger geographic area covered by the radio signal and improved the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage has preserved the Company's right to provide cellular service in valuable areas within the network.

     The Company continually evaluates acquisitions of cellular properties that are geographically and operationally compatible with the network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage, required capital expenditures and the likely ability of the Company to integrate the target market into the network. In pursuing such acquisitions, the Company may exchange interests in nonmanaged markets for interests in existing or new markets that serve to expand the network. Certain acquisitions and related dispositions may be subject to rights of first refusal held by partners in the respective partnerships in which the Company holds an interest. Recent acquisitions are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Sales." The Company also from time to time may sell nonmanaged assets to raise capital for network expansion.

     Services and Products.  Mobile subscribers in the Company's managed markets
     ---------------------
have available to them substantially all of the services typically provided by landline telephone systems, including custom-calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. Several price plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. The plans provide specific charges for custom-calling features and voice mail to offer value to the customer while enhancing airtime use and revenues for the Company. The Company also packages cellular equipment with its cellular service as a way to encourage use of its mobile services. The Company provides warranty and repair services after the sale through regional equipment service centers, which provide state-of-the-art test equipment and certified repair technicians. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. Through a centralized procurement and equipment distribution strategy, the Company obtains the benefits of favorable equipment costs through bulk purchases. As appropriate, revisions to pricing of service plans and equipment pricing are made to meet local marketplace demands.

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

     The Company believes that certain attributes of the Company's operating infrastructure, including existing towers, established distribution channels and other administrative resources, can be utilized to offer one-way paging service throughout the managed markets and adjoining areas on a cost-efficient basis.
In fiscal year 1996, the Company filed for paging licenses with the FCC and pursued an alliance with a national paging company. However, the FCC has recently delayed the licensing process in an attempt to attract applicants which would ultimately compete for purchase of licenses at auction. As a result, the Company was unable to obtain sufficient paging licenses to commence paging operations. In addition, the national paging company was acquired by another paging company and began experiencing operating problems, making the proposed alliance unfeasible. The Company is currently in negotiations with another national paging company. Many paging sites were constructed in fiscal 1996, and the Company expects to offer paging services in fiscal 1997, subject to the receipt of sufficient FCC paging licenses or the successful consummation of an alliance with a national paging company.

     The Company is committed to providing consistently high quality customer service. The Company maintains a comprehensive, centralized customer assistance department which offers the advantages of expanded customer service hours, specialized roaming and key account representatives and an automated customer information database that allows for efficiency and accuracy, while decreasing the time spent on each customer contact. In addition, calls are efficiently processed using sophisticated call center technologies. Inbound calls are processed through an automatic call distribution system and an integrated voice response system which route and track calls among customer service representatives and permit customers to obtain information quickly and accurately on their own. Outbound calls are placed to select cross sections of the customer base using a predictive dialing system. The customer assistance department also supports the administrative functions required to activate a customer's phone through a high speed, call-in process and to enter the customer into the informational databases required for customer service and billing. The Company believes this centralized approach provides cost efficiencies while also addressing the need for quality control. To ensure that it is delivering a consistently high level of quality service, the Company monitors customer satisfaction with its network quality, sales and customer service support, billing and quality of roaming through regular surveys conducted by an independent research firm.

     In 1992, the Company began investing in TVX, Inc. TVX, Inc. develops and distributes digital image management systems for the security and surveillance industry and the transportation management industry. It also is a value-added reseller of imaging hardware and software with systems engineering capabilities. The TVX system enables video and still images from remote locations to be captured, digitized and compressed for storage or immediate transmission over wired or wireless networks for evaluation by end users. The Company intends to work closely with TVX, Inc. to market cellular service in conjunction with the TVX system for use with automated teller machines, public transit systems and at locations where phone lines are not available or as a backup when phone lines have been disabled. The Company owns 48% of the Common Stock, 48% of the Series A Redeemable Preferred Stock and 100% of the Series B Convertible Preferred Stock of TVX, Inc.

     Marketing.  The Company coordinates the marketing strategy for each of its
     ---------
managed markets. The Company markets cellular telephone service under the CommNet Cellular name. The use of a single name over a broad geographic territory creates strong brand-name recognition and allows the Company to achieve advertising efficiencies. In addition, the Company packages services which are marketed under a program called "Fun, Easy and Affordable." Benefits to customers include free use of a base model phone, permissive dialing to complete calls, toll-free calling in the home area code, free enhanced features such as call forwarding, call waiting and itemized call listing and others.

     The Company believes that a key competitive advantage in marketing its service is the large geographic area covered by the network. Seamless coverage in the network is critical to marketing, as customers are attracted to the higher percentage of delivered calls that such coverage provides. Furthermore, the Company's "home rate follows" pricing allows customers to make calls from anywhere in the network without incurring additional daily fees or surcharges which usually occur when customers roam outside of their home market. Additionally, the Company uses the "INLink" and "Follow-Me-Roaming" services provided by GTE Telecommunication Services, Inc. which permit customers to receive calls in any market that is part of the INLink or Follow Me Roaming system without having to dial complicated access codes. The Company also offers discounted roaming prices, and offers enhanced services, in certain markets as a result of arrangements to link with certain adjacent markets managed by other carriers. See "Business -- The Company's Operations -- Network Construction and Operations." The Company offers additional services such as toll-free calling across multiple area codes, use of premium model phones, weekend blocks of usage and others to its subscribers for nominal monthly fees. In a majority of the Company's managed RSA markets, the Company was the first cellular system operator to provide service in the market, thereby affording a significant competitive advantage. Being first to market in the majority of the Company's managed RSA markets has also allowed the Company to obtain exclusive marketing agreements with the leading telecommunication retailers in a particular market and to obtain prime locations for its sales centers.

     Initially, the Company relied to a significant extent on direct sales representatives and on independent sales agents. The Company currently emphasizes a channel of distribution, which also performs local customer service functions, represented by 30 Company-owned retail stores located within the network, which will be supplemented by 28 additional Company-owned retail stores scheduled to open during fiscal 1997. The retail distribution channel also includes 47 Wal-Mart/(R)/ kiosks staffed by Company personnel. The Company believes that development of retail distribution channels owned or staffed by the Company maximizes customer additions, generates cost efficiencies in the acquisition of such new subscribers, and enhances customer service. (Over half of the current customer base lives within commuting distance to a Company-owned retail store.) The Company also maintains 76 direct sales representatives and 938 agents or outlets, including 59 Radio Shack and 16 /(C)/Sears stores which have exclusive distribution agreements with the Company. In general, such agents earn a fixed commission, which can vary depending upon the price plan sold, when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time. In future periods, the Company expects to market service through an in-house telemarketing staff. Additionally, the Company expects to affiliate with more resellers, potentially including large telecommunications companies, which are expected to package the Company's service with theirs to compete under new regulatory conditions.

     Subscribers.  To date, a substantial majority of the subscribers who use
     -----------
cellular service in markets managed by the Company have been business users of mobile communication services. However, safety and combined personal and business use are reasons newer customers subscribe. This trend is consistent with the experience of the cellular industry generally, although given the Company's geographic presence in the mountain and plains states, its customers have tended to include proportionally more persons in agricultural, construction and energy industries. The Company believes that certain demographic characteristics of the rural marketplace will enhance the Company's ability to market cellular service to its primary customer base within its managed RSA markets. On average, rural residents spend a higher percentage of their annual household income on transportation and travel a relatively greater distance by personal vehicle than do urban residents. The relatively large average distance between public telephones in the rural marketplace is an additional factor that increases the need for mobile telecommunication services in that market.

     Management Agreements.  Management agreements applicable to the Company's
     ---------------------
managed RSA markets generally appoints the Company as exclusive management agent of the licensee with specifically enumerated responsibilities relating to the day-to-day business operation of the licensee, although the licensee retains ultimate control over its cellular system. Generally, the RSA management agreements were for an initial term of five years and are automatically renewed for additional terms unless terminated by notice from either party prior to expiration of the then current term. The agreements provide for reimbursement to the Company of expenses incurred on behalf of the licensee.

     The Company has entered into management agreements with three MSA affiliates pursuant to which the Company has been appointed the exclusive management agent for each such affiliate. The MSA management agreements appoint the Company as managing agent of the MSA affiliate with specifically enumerated responsibilities relating to the day-to-day business operation of the affiliate. The affiliate is the general partner in the licensee, and the Company acts as exclusive management agent for the licensee, although the licensee retains ultimate control over its cellular system. The MSA management agreement provides for compensation to the Company in an amount equal to 10% of the distributions to the affiliate derived from the affiliate's interest in the licensee. Compensation to date under this agreement has not been material. The agreements also provide for reimbursement of reasonable administrative and overhead expenses. The agreements generally were for an initial term of five years, were extended for an additional one-year term and are automatically renewed for one-year terms thereafter unless terminated by notice from either party prior to expiration of the then current term.

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

     Financing Arrangements with Affiliates; CIFC.  CIFC has entered into loan
     --------------------------------------------
agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from CoBank, ACB as agent for a syndicate of lenders ("CoBank") and the Company. As of September 30, 1996, CIFC had loan agreements outstanding with 40 RSA affiliates, 5 MSA affiliates and CINC and had advanced $264,226,000 thereunder, including $199,133,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC are secured by a lien upon all assets of the entity to which funds are advanced. At September 30, 1996, loans were charged interest at the average cost of CoBank borrowings. The loan agreement between CIFC and CoBank and the loan agreements between the affiliates and CIFC terminate at December 31, 1996 with principal amortization to begin in 1997. CIFC and CoBank have agreed to modify certain provisions of the loan agreement, including extending the term, which modifications are expected to be completed by January 31, 1997. CIFC is also in the process of modifying the loan agreements with the affiliates to extend the term and change the amortization schedule. Loans from CIFC to affiliates will be repaid from funds generated by operations of the licensee or distributions to affiliates by licensees in which such affiliates own an interest. If such funds are not adequate to meet required principal payments, additional capital may be required. Amounts paid to CIFC will be applied by CIFC towards payment of its obligations to CoBank or retained to make future advances. The Company has made and will continue to make advances to affiliates on an interim basis. Funds borrowed from CIFC by affiliates are used to repay the Company for such interim advances. As of September 30, 1996, the Company had outstanding interim advances of $60,560,000 to nonconsolidated affiliates, which advances bear interest at 2% over the prime rate.

     As of September 30, 1996, the Company and CIFC had advanced a total of $327,715,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $273,288,000. The assets of the affiliates in which the Company has investments or advances represent 4,359,000 pops, which include 3,526,000 net Company pops. Advances related to pops attributable to parties other than the Company total $54,427,000.

     The Cellular Telephone Industry.  Cellular telephone service is a form of
     -------------------------------
wireless telecommunication capable of providing high quality, high capacity service to and from mobile, portable and fixed radio telephones. Cellular telephone technology is based upon the division of a given market area into a number of regions, or "cells," which in most cases are contiguous. Each cell contains a low-power transmitter-receiver at a "base station" or "cell site" that communicates by radio signal with cellular telephones located in the cell. The cells are typically designed on a grid, although terrain factors, including natural and man-made obstructions, signal coverage patterns and capacity constraints, may result in irregularly shaped cells and overlaps or gaps in coverage. Cells generally have radii ranging from two miles to more than 25 miles. Cell boundaries are determined by the strength of the signal emitted by the cell's transmitter-receiver. Each cell site is connected to a MTSO, which, in turn, is connected to the local landline telephone network.

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

     The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licensees in each cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e.,
                                                                     ----
simultaneous two-way) service. Two distinguishing features of cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two or more adequately separated cells, and (ii) call hand-off, occurring when a deteriorating transmission path between a cell site and a cellular telephone is rerouted to an adjacent cell site on a different channel to obtain a stronger signal and maintain the call. A cellular telephone system's frequency reuse and call hand-off features result in far more efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than pre-cellular mobile telephone systems.

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

     Cellular telephone systems operate under interconnection agreements with various local exchange carriers and interexchange carriers. The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular subscribers to call landline subscribers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation and vary from system to system. See "Federal Regulation--Recent Legislation."

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

Competition
-----------

     General.  The cellular telephone business is a regulated duopoly.  The FCC
     -------
awarded only two licenses in each market, although certain markets have been subdivided as a result of voluntary settlements. Each licensee has the exclusive use of a defined frequency band within its market.

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

     Competition From Other Technologies.  The FCC is now licensing commercial
     -----------------------------------
personal communications services ("PCS"). PCS is not a specific technology, but a variety of potential technologies that could compete with cellular telephone systems. The FCC has identified two categories of PCS: broadband and narrowband. Licenses will be awarded by competitive bidding. Auctions for the first two spectrum blocks have been completed and several systems have commenced operations in major metropolitan locations.

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

     Of the 140 MHz of spectrum allocated to broadband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been divided into six channel blocks, as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and has been licensed on the basis of 51 Major Trading Areas ("MTAs"), (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and has been licensed on the basis of 493 Basic Trading Areas ("BTAs"), (iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and will be licensed on the basis of BTAs. The FCC will allow a single entity to combine all three 10 MHz blocks as long as the entity complies with the 45 MHz spectrum cap described below. Licensing has thus far been accomplished by spectrum auctions, but the FCC has recently adopted partitioning rules that will allow PCS licensees to assign portions of their coverage area and/or spectrum to other entities. Restrictions apply to those channel bands (Blocks C & F) which have been set aside for licensing to small businesses and other "designated entities."

     Subject to certain cross-ownership benchmarks, spectrum aggregation is permitted in broadband PCS, but is limited to 45 MHz of attributable Commercial Mobile Radio Service ("CMRS") spectrum per service area to prevent any one person or entity from exercising undue market power. Relevant CMRS spectrum includes broadband PCS, cellular and certain specialized mobile radio systems ("SMRs") operations. Because attributable interests can be triggered by management and joint marketing arrangements, as well as partitioning, and the 45 MHz spectrum cap is a complex rule which is under legal challenge, great care must be taken in complying with this rule.

     Broadband PCS licensees will be subject to minimum construction requirements. Broadband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to those currently applied to cellular licensees.

     It is uncertain what effect these new personal communications services may have on the Company. A recent study conducted by the Company indicates that the cost to build out a PCS network in a representative market of the Company would be three to four times as expensive as the cost incurred by the Company for the same coverage. Therefore, the Company believes that PCS is unlikely to compete effectively with cellular telephone service in the rural marketplace in the near future, but there can be no assurance that this will be the case. The Company also believes that technological advances in cellular telephone technology in conjunction with buildout of the cellular systems existing throughout the nation with cell splitting and microcell technology would provide essentially the same services as the PCS proposals described above, but there is no assurance that this will happen. The FCC issued operating authority for personal communications services competitive to the Company's services in the markets managed by the Company, but no commercial operations have commenced in areas in which the Company provides services.

     Potential users of cellular systems may find an increasing number of current and developing technologies able to meet their communication needs. For example, SMRs of the type generally used by taxicab and tow truck services and other communications services have the technical capability to handle mobile telephone calls (including interconnection to the landline telephone network) and may provide competition in certain markets.

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

     One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential cellular subscribers who do not need to transmit back to the caller. SMR and paging systems are in operation in many of the service areas within the network.

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

Federal Regulation
------------------

     Overview.  The construction, operation and acquisition of cellular systems
     --------
in the United States are regulated by the FCC pursuant to the Communications Act and the rules and regulations promulgated thereunder (the "FCC rules"). The FCC rules govern applications to construct and operate cellular systems, licensing and administrative appeals and technical standards for the provision of cellular telephone service. The FCC also regulates coordination of proposed frequency usage, height and power of base station transmitting facilities and types of signals emitted by such stations. In addition, the FCC regulates (or forbears from regulating) certain aspects of the business operations of cellular systems. It has declined to regulate the price and terms of offerings to the public. See "-- Recent Legislation."

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

     License Renewal.  The FCC has established rules and procedures to process
     ---------------
cellular renewal applications filed by existing carriers and the competing applications filed by renewal challengers. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. The first step of the hearing process is to determine whether the existing cellular licensee is entitled to a renewal expectancy, and otherwise remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If, however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

     The exception to the two-step renewal hearing process allows a competing applicant proposing to provide service that far exceeds the service presently being provided by the incumbent licensee to request a waiver of the two-step process. If the waiver request is granted, the FCC will hold only a comparative hearing, i.e., it will not make a threshold determination in the first instance
         ----
as to whether the incumbent licensee is entitled  to a renewal expectancy.

     Cellular Service Area.  In all markets, at least one cell site must have
     ---------------------
been placed into commercial service within 18 months after the award of the initial construction permit. Under FCC rules, the authorized service area for a cellular licensee in a market is referred to as the CGSA. The CGSA is defined as the area served by the cellular licensee (as computed by a mathematical formula based on the height and power of operating cell sites within which the licensee is entitled to protection from interference on its frequencies). The CGSA will be smaller than the market if a licensee has not fully built-out its system, or it may be larger than the market if the licensee serves areas of adjacent markets. Cellular licensees do not need to obtain FCC authority prior to increasing the CGSA within their market during the five-year period after the construction permit is initially granted for the market. However, FCC notification of construction is still generally required. After the five-year exclusive period has expired, any entity may apply to serve the unserved areas of the market that comprise at least 50 contiguous square miles and are outside of the licensee's CGSA (an "unserved area application").

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

     Alien Ownership Restrictions.  The Communications Act prohibits the
     ----------------------------
issuance of a license to, or the holding of a license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country, although the FCC has the power in appropriate circumstances to waive these restrictions. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, with certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses. The Articles of Incorporation of the Company contain prohibitions on foreign ownership or control of the Company that are substantially similar to those contained in the Communications Act.

     Recent Legislation.  The Telecommunications Act of 1996 (the "Act") which
     ------------------
modifies and amends the Communications Act of 1934, covers virtually every element of communications. Congress' main objective was to promote competition and reduce regulation in order to secure lower prices and higher quality services for telecommunications consumers and to encourage the rapid deployment of new telecommunications technologies. A great portion of the Act is aimed at removing restrictions which prevent local and long distance service providers from offering competing services in the same territory and redefining compensation arrangements between CMRS providers, which include cellular carriers such as the Company, Interexchange Carriers ("IXCs"), Local Exchange Carriers ("LECs") and Independent Local Exchange Carriers ("ILECs"). The major impact of the Act on the Company will initially be to reduce the costs paid by the Company to interconnect and terminate calls on LEC, ILEC and IXC networks. The Act requires such carriers to base termination charges to CMRS providers on cost and to compensate CMRS providers for calls they terminate. This impact has not yet affected the Company. Legal challenges to the FCC's proceeding to implement those portions of the Act dealing with interconnection (the "Interconnection Order") have resulted in an U.S. Court of Appeals stay of part of the Interconnection Order's pricing rules. The Court recently lifted the stay with respect to the rules which govern the compensation received by LEC's and wireless carriers for transporting and terminating each other's traffic.

     In addition, the Act mandates CMRS providers pay into the Universal Service Fund ("USF"). The USF is to ensure basic telephone services are available, reasonable and affordable for all citizens. In addition, the USF will promote access to high capacity telecommunications services for schools, libraries and rural health care providers. The FCC is in the process of promulgating rules relating to USF; therefore, the impact on the Company is currently unknown. Additionally, states may create their own funds imposing charges only on intrastate service to supplement the resources available from USF. State governments will be responsible for determining who will be eligible to receive such federal or state subsidies. Most states have not finalized their rules, but it is likely that the Company will be subject to additional state regulation should it choose to withdraw from the fund.

     In November 1996, the FCC issued a notice of proposed rulemaking to designate the 2305-2320 and 2345-2360 MHz bands for new communications services to be called Wireless Communications Service. The proposal responds to a Congressional directive described in the Omnibus Consolidated Appropriations Act that was passed at the end of the 104th Congress which requires the FCC to reallocate these frequency bands in the 2.3 Ghz spectrum to wireless services and award the licenses through competitive bidding by April 15, 1997. The notice proposes that licensees would be allowed to offer any fixed, mobile or radio location service or satellite Digital Audio Radio Services on a primary basis. On a secondary basis, amateur radio service and aeronautical telemetry operations will continue in certain portions of the band.

State, Local and Other Regulation
---------------------------------

     State.  Following receipt of an FCC construction permit and prior to the
     -----
commencement of commercial service (prior to construction in certain states), a cellular licensee must also obtain any necessary approvals from the appropriate regulatory bodies in each of the states in which it will offer cellular service. Certain state authorities regulate certain service practices of cellular system operators. While such state regulations may affect the manner in which the Company's affiliates conduct their business and could adversely affect their profitability, they should not place the Company's affiliates at a competitive disadvantage with other service providers in the same markets. The Company has not experienced and does not presently contemplate any regulatory constraints, difficulties or delays.

     FAA, Zoning and Other Land Use.  The location and construction of cellular
     ------------------------------
transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

Employees
---------

     As of December 18, 1996, the Company had 523 full-time employees. The Company engages the services of independent contractors on an as-needed basis.


Item 2.  Properties.

     In addition to the direct and attributable interests in cellular licensees discussed in this Report, the Company leases its principal executive offices (consisting of approximately 60,000 square feet) located in Englewood, Colorado. The Company and its affiliates lease and own locations for inventory storage, microwave, cell site and switching equipment and administrative offices.


Item 3.  Legal Proceedings.

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock for each fiscal quarter since October 1, 1994 as reported by Nasdaq.

         Fiscal Year 1995:        High      Low
                                -------  --------
            First Quarter.....  $29 1/4  $ 22 1/4
            Second Quarter....   28 1/2    22 3/4
            Third Quarter.....   28 3/4   24 9/16
            Fourth Quarter....   30 1/2    27 1/4

         Fiscal Year 1996:        High      Low
                                -------  --------
            First Quarter.....  $29 1/4  $ 24 3/4
            Second Quarter....   29 1/2    25 1/2
            Third Quarter.....   35 3/8    28 3/4
            Fourth Quarter....       32    25 3/8

         As of December 18, 1996, there were 391 holders of record of the Common Stock.

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

Item 6.  Selected Financial Data.   (Amounts in thousands, except share and per
share data)

Statement of Operations Data (1):

                                                                Years ended September 30,
                                           ----------------------------------------------------------------------
                                                    1996          1995          1994         1993         1992
                                                    ----          ----          ----         ----         ----

Revenues                                      $   115,196   $    89,844   $    61,360   $   33,689   $   14,906
Costs and expenses (net
 of amounts allocated
 to affiliates):
 Cellular operations                               76,123        68,929        50,856       30,289       18,138
 Corporate                                            880         1,327           406       (1,119)         997
 Total depreciation and
  amortization                                     21,840        17,595        12,650       19,950       14,115
 Write-down of invest-
  ment in cellular
  system equipment                                      -             -         3,117            -            -
                                              -----------   -----------   -----------   ----------   ----------
Operating income (loss)                            16,353         1,993        (5,669)     (15,431)     (18,344)
Equity in net loss of
 affiliates                                        (1,636)       (5,028)       (5,092)      (6,339)      (8,852)
Minority interest in net
 income of consolidated
 affiliates                                        (1,123)         (964)         (544)           -            -
Gains (losses) on sales of
 affiliates                                          (250)       19,471         3,912        7,821       14,339
Interest expense                                  (28,208)      (26,044)      (21,339)     (16,428)     (14,801)
Interest income                                    10,468        13,046        12,081       10,703       10,616
                                              -----------   -----------   -----------   ----------   ----------
Income (loss) before
 income taxes and
 extraordinary charge                              (4,396)        2,474       (16,651)     (19,674)     (17,042)
Income tax expense                                      -           400           100            -            -
                                              -----------   -----------   -----------   ----------   ----------
Income (loss) before
 extraordinary charge                              (4,396)        2,074       (16,751)     (19,674)     (17,042)
Extraordinary charge                                    -        (2,012)            -       (2,992)           -
                                              -----------   -----------   -----------   ----------   ----------
Net income (loss)                             $    (4,396)  $        62   $   (16,751)  $  (22,666)  $  (17,042)
                                              ===========   ===========   ===========   ==========   ==========
Income (loss) per common
 share before
 extraordinary charge                               $(.32)         $.17        $(1.45)      $(2.30)      $(2.44)
Extraordinary charge                                    -          (.16)            -         (.35)           -
                                              -----------   -----------   -----------   ----------   ----------
Net income (loss) per
 common share                                       $(.32)         $.01        $(1.45)      $(2.65)      $(2.44)
                                              ===========   ===========   ===========   ==========   ==========
Weighted average shares
 outstanding                                   13,727,203    12,153,592    11,577,191    8,551,785    6,984,541
                                              ===========   ===========   ===========   ==========   ==========

Balance Sheet Data (1):

                                                                Years ended September 30,
                                           ----------------------------------------------------------------------
                                                    1996          1995          1994         1993         1992
                                                    ----          ----          ----         ----         ----

Working capital                               $    16,246   $    39,911   $    25,525   $   63,561   $   29,478
Investments in and
 advances to affiliates                            57,245        56,919        61,909       55,892       52,020
Net property and
 equipment                                        118,099       105,289        79,918       53,460       44,210
Total assets                                      331,837       325,668       282,638      269,524      208,364
Long-term debt                                    245,845       246,357       243,913      259,676      189,430
Total liabilities                                 268,855       267,012       266,731      278,946      204,124
Stockholders' equity
 (deficit) (2)                                     62,982        58,656        15,906       (9,422)       4,240

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

                                 September 30,
                         ----------------------------
                         1996  1995  1994  1993  1992
                         ----  ----  ----  ----  ----

         Consolidated      46    45    42    36    28
         Equity            18    20    35    38    37
         Cost              18    18    18     6    18
                         ----  ----  ----  ----  ----

                           82    83    95    80    83
                         ====  ====  ====  ====  ====

(2)      No cash dividends were declared or paid during any period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

         The Company generated operating income during fiscal 1996 and 1995 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1996 and 1995, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

         Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, 44 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1996. The results of operations of 45 markets, 42 of which were consolidated for the entire period, are included in the consolidated results for the fiscal year ended September 30, 1995. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to September 30, 1995. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

         Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the fiscal year ended September 30, 1996, 18 markets were accounted for under the equity method, compared to 20 such markets for the fiscal year ended September 30, 1995. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for both fiscal years ended September 30, 1996 and September 30, 1995.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At September 30, 1996, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     Management believes there exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth quarters, and operating expenses, which tend to be highest in the first quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

     In addition to historical information, this report includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater-than-anticipated competition resulting in price reductions, new product offerings, or higher customer acquisition costs; better-than-expected customer growth necessitating increased investment in network capacity; negative economies that could result if one or more agreements to manage markets are not renewed; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; and the impact of deployment of new technologies on capital spending.

Results of Operations
---------------------

     Fiscal Year 1996 Compared With Fiscal Year 1995.  Cellular service
     -----------------------------------------------
revenues, including in-roaming revenues, increased 37% from $81,939,000 for the year ended September 30, 1995 to $112,387,000 for the year ended September 30, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire year from 42 during the year ended September 30, 1995 to 44 during the year ended September 30, 1996. Growth in subscribers accounted for 82% of the increase, and the number of consolidated markets accounted for 18% of the increase. In-roaming revenues increased by 40%, or $8,503,000, from $21,085,000 for the year ended September 30, 1995 to $29,588,000 for the year ended September 30, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with expected industry trends.

     Average monthly revenue per subscriber, including in-roaming revenues, decreased from $68 for the year ended September 30, 1995 to $63 for the year ended September 30, 1996, reflecting the benefit of declining prices to the consumer and lower usage by new subscribers which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month decreased only $1, from $17 to $16, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of cellular service decreased as a percentage of service revenues from 20% in fiscal year 1995 to 19% in fiscal year 1996, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service.

     Equipment sales decreased 64% from $7,905,000 in fiscal year 1995 to $2,809,000 in fiscal year 1996 due to the introduction of the Company's new customer satisfaction and pricing program. The program packages the use of a handset, airtime and long-distance within one area code for one monthly fee, which results in no handset revenue. However, certain customers are charged additional monthly fees, which are classified as service revenues, for use of higher-end equipment. Such fees are not significant currently but are expected to increase in the future. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales decreased 3% from $10,902,000 in fiscal year 1995 to $10,588,000 in fiscal year 1996. Approximately $4,850,000 and $1,671,000 of the fiscal year 1996 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service. However, the Company expects to implement a refurbishment program during fiscal 1997 whereby returned handsets would be reconditioned at a nominal cost and placed back in service.

     General and administrative costs of cellular operations increased 14% from $20,223,000 in fiscal year 1995 to $23,038,000 in fiscal year 1996, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense and customer service support staff, offset by reductions to bad debt expense. General and administrative costs as a percentage of service revenues decreased from 25% in fiscal year 1995 to 20% in fiscal year 1996. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs decreased 3% from $21,642,000 in fiscal year 1995 to $20,920,000 in fiscal year 1996, primarily as a result of reductions in commission costs offset by increased advertising costs. Marketing costs per net new subscriber decreased 18% from $523 in fiscal year 1995 to $429 in fiscal year 1996, as a result of increased net subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased 17% from $15,454,000 in fiscal year 1995 to $18,149,000 in fiscal year 1996, primarily related to increased property and equipment balances.

     Corporate costs and expenses in fiscal year 1995 were $3,468,000, which represented gross expenses of $9,533,000 less amounts allocated to nonconsolidated affiliates of $6,065,000. Corporate costs and expenses in fiscal year 1996 were $4,571,000, which represented gross expenses of $11,037,000 less amounts allocated to nonconsolidated affiliates of $6,466,000. The increase in corporate costs and expenses was due primarily to acceleration of depreciation expense related to certain corporate assets, and expenses related to paging activities which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 67% from $5,028,000 in fiscal year 1995 to $1,636,000 in fiscal year 1996. The decrease was due primarily to decreased losses in nonconsolidated affiliates. Management expects operating results of the markets that are accounted for under the equity method to continue to improve.

     Interest expense increased 8% from $26,044,000 in fiscal year 1995 to $28,208,000 in fiscal year 1996 due to the higher interest rate on the 11 1/4% subordinated notes than on the 6 3/4% convertible subordinated debentures which were redeemed with the proceeds of the sale of subordinated notes, and the higher accreted discount note balance. Cash paid for interest increased 15% from $12,209,000 in fiscal year 1995 to $14,012,000 in fiscal year 1996.

     Interest income decreased 20% from $13,046,000 in fiscal year 1995 to $10,468,000 in fiscal year 1996. The decrease was due to lower nonconsolidated affiliate notes receivable balances and lower cash and cash equivalent balances.

     During fiscal year 1995, the Company recognized gains on sales of affiliates of $19,471,000 primarily as a result of the sale of its interest in Nebwest Cellular, Inc., which held an interest in Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska. See "Acquisitions and Sales." No significant sales occurred during fiscal 1996.

     At September 30, 1996, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $50,808,000, compared to $40,503,000 at September 30, 1995. The increase resulted from the NOL consolidation of two affiliated corporations offset by current year taxable income.

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

     General and administrative costs of cellular operations increased 21% from $16,768,000 in fiscal year 1994 to $20,223,000 in fiscal year 1995, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, customer service support staff and bad debts. General and administrative costs as a percentage of service revenues decreased from 32% in fiscal year 1994 to 25% in fiscal year 1995. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

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

     Corporate costs and expenses in fiscal year 1994, exclusive of write-downs of property and equipment, were $2,515,000, which represented gross expenses of $9,053,000 less amounts allocated to nonconsolidated affiliates of $6,538,000. Corporate costs and expenses in fiscal year 1995 were $3,468,000, which represented gross expenses of $9,533,000 less amounts allocated to nonconsolidated affiliates of $6,065,000.

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

     At September 30, 1995, the Company had NOL carryforwards for income tax purposes of $40,503,000, compared to $54,725,000 at September 30, 1994. This decrease resulted from a change in the tax treatment of sales commissions and the utilization of NOL carryforwards to offset current year taxable income.

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

     Also in April 1996, the Company purchased additional interests ranging from 8% to 38% in one managed and one nonmanaged RSA market and one nonmanaged MSA market for approximately $392,000 in cash and 44,415 shares of the Company's Common Stock.

     In May 1996, the Company partitioned the New Mexico 1 RSA, sold its interest in the southern portion of the market and acquired the interest of U S WEST NewVector Group, Inc. in the northern portion of the market. As a result of the transaction, the Company paid approximately $1,105,000 in cash and net Company pops increased 24,289.

     In June 1996, the Company purchased an additional 40% interest in one nonmanaged RSA market for 27,258 shares of the Company's Common Stock and approximately $790,000 in cash.

     In September 1996, the Company acquired 577,812 shares of convertible preferred stock in TVX, Inc. for approximately $800,000. TVX develops and markets products for the management of digital video and images, including visual observation and verification products for the security industry. Prior to this acquisition, the Company held 1,157,022 shares of Common Stock or 39% voting interest in TVX, Inc. and 484,756 shares of redeemable convertible preferred stock with a redemption value of $484,756.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Fiscal Year 1996.  Net cash provided by operating activities was
     ----------------
$20,751,000 during the year ended September 30, 1996 due primarily to operating income before depreciation and amortization of $38,193,000, offset by increases in working capital requirements of $6,700,000.

     Net cash used by investing activities was $39,436,000 for the year ended September 30, 1996. This was due primarily to $32,320,000 required to fund the purchase of property and equipment and investment in cellular system equipment, $4,112,000 to fund additional investments in and advances to affiliates, and $3,676,000 to purchase additional interests in affiliates.

     Net cash used by financing activities was $10,841,000 for the year ended September 30, 1996. This was due primarily to net reductions to long-term debt and capital leases of $9,412,000, repurchases of Common Stock of $1,378,000 and distributions to minority interests of $1,029,000, offset by $978,000 of cash received from the issuance of Common Stock upon exercise of options.

     Fiscal Year 1995.  Net cash provided by operating activities was
     ----------------
$14,068,000 during the year ended September 30, 1995. This was primarily due to the increase in EBITDA of $9,490,000 and decreases in working capital of $5,222,000. Working capital decreases were primarily the result of a reduction in inventory.

     Net cash provided by investing activities was $7,028,000 for the year ended September 30, 1995. This was due primarily to $21,428,000 provided from the net sale of securities and

$23,654,000 provided from the net sales of affiliates, offset by $31,797,000 of cash required to fund the purchase of property and equipment related to the Company's expansion efforts, and $6,017,000 related to nonconsolidated affiliates reflected as additions to investments in and advances to affiliates.

     Net cash provided by financing activities was $17,840,000 for the year ended September 30, 1995. These proceeds were comprised of $77,400,000 from the issuance of subordinated notes, offset by $41,852,000 used to redeem the Company's convertible subordinated debentures and an overall $15,277,000 decrease in incremental secured bank financing.

Liquidity and Capital Resources
-------------------------------

     General.  CommNet Cellular Inc. (referred to herein as the "parent
     -------
company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing is the loan facility with CoBank (the "Credit Agreement"), pursuant to which CoBank has agreed to lend up to $165,000,000 to CIFC. Of the $165,000,000, $140,000,000 may be reloaned by CIFC to the Company's affiliates for the construction, operation and expansion of cellular telephone systems including up to $5,000,000 for the construction and operation of a paging network. The remaining $25,000,000 is reserved for acquisitions by CINC. Of the $140,000,000, $80,000,000 is available to be borrowed by CIFC to be repaid to the parent company and used for general corporate purposes, including capital expenditures, debt service and acquisitions. The Credit Agreement restricts the ability of the Company's affiliates and subsidiaries, a substantial number of which are consolidated for financial statement purposes, to make distributions to the parent company until such affiliates and subsidiaries have repaid all outstanding debt to CIFC. As a result, a portion of the Company's consolidated cash flows and cash balances is not available to satisfy the parent company's capital and debt service requirements.

     The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates. In addition to budgeted capital requirements, the Company is constantly evaluating the acquisition of additional cellular properties, and to the extent the Company consummates future acquisitions, additional capital may be required.

     As of September 30, 1996, the Company had unused commitments under the Credit Agreement of $140,810,000, of which $64,250,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at September 30, 1996, the Company, on a consolidated basis, had available $11,492,000 of cash and cash equivalents.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the year ended September 30, 1996 was $33,700,000. These expenditures were primarily for 36 new cell sites, channel expansion, paging sites, call center systems and other computer equipment. The Company expects capital expenditures for fiscal year 1997 to be $50,000,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the 11 1/4% Subordinated Notes due 2005. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for fiscal year 1997 will be $13,045,000. Revolving loan indebtedness outstanding under the Credit Agreement currently will convert to term loan indebtedness at December 31, 1996 to be amortized over the next four years; however, the Company and CIFC are currently in discussion with CoBank to modify certain provisions of the Credit Agreement, including the loan term. See "The Credit Agreement" below.

     The Company believes operating cash flow, existing cash balances and borrowing availability under the Credit Agreement will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

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

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At September 30, 1996, the Company had repurchased 47,500 shares at prices ranging from $28.875 to $29.125 for an aggregate price of $1,378,438. Subsequent to year end, the Company repurchased an additional 102,000 shares at prices ranging from $27.75 to $29 per share, for an aggregate price of $2,932,500.

     The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has agreed
     --------------------
to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of September 30, 1996, $64,250,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. The outstanding balance under the Credit Agreement was approximately $24,190,000 at September 30, 1996. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.25% at September 30, 1996) or 2.50% over LIBOR (8.23% at September 30, 1996), subject to reduction upon the maintenance of certain debt to cash flow ratios. The Credit Agreement is a revolving loan which converts to a four-year term loan on December 31, 1996; however, the Company and CIFC are in discussion with CoBank to modify certain provisions of the Credit Agreement, including the loan term, whereby principal payments would commence subsequent to September 30, 1997. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

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

Supplemental Information:

                      SELECTED COMBINED AND PROPORTIONATE
                    OPERATING RESULTS OF CELLULAR LICENSEES
                (Amounts in thousands, except statistical data)

     The following unaudited table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally interests of more than 50%), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting ordinarily results in the same net income as consolidation; however, the net operating results are reflected on one line below operating income. Operating activity related to interests accounted for under the cost method are not reflected at all in a GAAP operating statement.

                                                                 Years ended September 30,
                             -----------------------------------------------------------------------------------------------
                                 1996        1995                1996         1995                    1996          1995
                             -----------------------------------------------------------------------------------------------
                                  Combined (1)               Financed Proportionate (2)            Company Proportionate (3)
                             --------------------          ----------------------------          ---------------------------
MANAGED MARKETS
Revenues:
 Cellular service              $ 99,736  $ 74,143              $ 93,066   $ 69,140                    $ 74,112      $ 53,868
 In-roaming                      36,027    26,363                33,732     24,761                      27,243        19,039
 Equipment sales                  3,094     4,683                 2,851      4,334                       2,341         3,348
                               --------  --------              --------   --------                    --------      --------
  Total revenues                138,857   105,189               129,649     98,235                     103,696        76,255
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service
   (including in-roaming)        25,967    19,871                24,470     18,813                      19,484        14,192
  Equipment sales                11,900     8,325                10,868      7,724                       8,926         5,907
 General and administrative      27,883    24,659                25,859     23,090                      20,541        17,985
 Marketing and selling           25,608    26,387                23,838     24,642                      18,942        19,097
                               --------  --------              --------   --------                    --------      --------
  Total cash costs and
       expenses                  91,358    79,242                85,035     74,269                      67,893        57,181
                               --------  --------              --------   --------                    --------      --------
EBITDA                         $ 47,499  $ 25,947              $ 44,614   $ 23,966                    $ 35,803      $ 19,074
                               ========  ========              ========   ========                    ========      ========

Capital expenditures           $ 33,694  $ 35,797              $ 32,291   $ 32,388                    $ 29,064      $ 25,567

Subscriber count                211,278   151,482               196,780    139,773                     157,816       108,255
Total markets                        55        56                    55         56                          55            56

NONMANAGED MARKETS
Revenues:
 Cellular service
  (including in-roaming)       $ 92,177  $ 86,148              $ 14,457   $ 17,858                    $  9,607      $  9,928
 Equipment sales                  6,889     8,433                   689      1,378                         531           869
                               --------  --------              --------   --------                    --------      --------
  Total revenues                 99,066    94,581                15,146     19,236                      10,138        10,797
Costs and expenses
 involving cash:
 Cost of sales:
  Cellular service               21,368    25,061                 3,941      5,584                       2,591         3,034
  Equipment sales                 7,717     8,048                   893      1,345                         655           818
 General and administrative      17,940    16,374                 3,390      3,819                       2,152         2,119
 Marketing and selling           19,683    22,972                 3,017      5,119                       2,141         2,868
                               --------  --------              --------   --------                    --------      --------

  Total cash costs
    and expenses                 66,708    72,455                11,241     15,867                       7,539         8,839
                               --------  --------              --------   --------                    --------      --------
EBITDA                         $ 32,358  $ 22,126              $  3,905   $  3,369                    $  2,599      $  1,958
                               ========  ========              ========   ========                    ========      ========

Capital expenditures           $ 20,071  $ 35,174              $  2,529   $  9,546                    $  1,803      $  5,540

Subscriber count                158,613   174,930                23,241     32,208                      17,312        19,126
Total markets                        27        27                    27         27                          27            27


                                          Years ended September 30,
                                        -----------------------------
                                              1996           1995
                                        -----------------------------

Reconciliation From Company
 Proportionate EBITDA to Consolidated
 Reporting

Total proportionate EBITDA (managed and
 nonmanaged markets)                         $ 38,402     $ 20,942
Proportionate depreciation and
 amortization                                 (15,766)     (13,285)
Proportionate interest expense (net)
 and other                                     (9,555)      (9,231)
Equity in nonlicensee affiliates               (4,735)      (5,079)
Minority interests                              2,423         (579)
Intercompany interest                           8,202        6,820
Amortization of license costs not owned
 by affiliates                                 (2,605)      (2,276)
Unallocated corporate expenses                 (4,570)      (3,468)
(Losses) gains on sales of affiliates            (250)      19,471
Interest expense (net) and other              (15,942)     (13,253)
                                             --------     --------

Consolidated net income (loss)               $ (4,396)    $     62
                                             ========     ========

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                         Report of Independent Auditors
                         ------------------------------



The Board of Directors and Shareholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheets of CommNet Cellular Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)) present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG LLP

Denver, Colorado
December 6, 1996

                             COMMNET CELLULAR INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1996 and 1995

                   (Amounts in thousands, except share data)


ASSETS (Note 4)                                              1996      1995
------                                                       ----      ----
Current assets:
 Cash and cash equivalents                                  $ 11,492  $ 41,018
 Accounts receivable, net of allowance for
  doubtful accounts of $1,947 and $1,958 in
  1996 and 1995, respectively                                 19,933    13,673
 Inventory and other                                           3,949     2,931
                                                            --------  --------

    Total current assets                                      35,374    57,622

Investment in and advances to affiliates (Notes 2 and 3)      57,245    56,919

Investment in cellular system equipment                       11,809     5,427

Property and equipment, at cost:
 Cellular system equipment                                   126,305   107,433
 Land, buildings and improvements                             25,977    23,183
 Furniture and equipment                                      17,144    18,636
                                                            --------  --------

                                                             169,426   149,252
 Less accumulated depreciation                                51,327    43,963
                                                            --------  --------

    Net property and equipment                               118,099   105,289

Other assets, less accumulated amortization of
 $33,166 and $28,617 in 1996 and 1995,
 respectively:
  FCC licenses and filing rights (Note 2)                    103,251    92,350
  Deferred loan costs and other                                6,059     8,061
                                                            --------  --------

    Total other assets                                       109,310   100,411
                                                            --------  --------

                                                            $331,837  $325,668
                                                            ========  ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                          September 30, 1996 and 1995

                   (Amounts in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY                        1996        1995
------------------------------------                        ----        ----

Current liabilities:
 Accounts payable                                        $   7,431   $   9,266
 Accrued liabilities                                         5,458       4,862
 Accrued interest                                            2,556       3,265
 Current portion of secured bank financing and
  other long-term debt                                       3,683         318
                                                         ---------   ---------

    Total current liabilities                               19,128      17,711


Long-term debt:
 Secured bank financing (Note 4)                            20,825      36,263
 Note payable and other long-term debt (Note 4)              3,057         449
 11 3/4% senior subordinated discount notes (Note 5)       141,963     126,645
 11 1/4% subordinated notes (Note 5)                        80,000      80,000
 8.75% convertible subordinated notes (Note 5)                   -       3,000

Minority interests                                           3,882       2,944

Commitments (Note 6)

Stockholders' equity
 (Notes 2, 3, 4, 5, 8, 9, and 10):
 Preferred Stock, $.01 par value; 1,000,000 shares
  authorized; no shares issued                                   -           -
 Common Stock, $.001 par value; 40,000,000 shares
  authorized; 13,859,740 and 13,442,967 shares issued
  at September 30, 1996 and 1995, respectively                  14          13
 Capital in excess of par value                            168,103     159,382
 Accumulated deficit                                      (105,135)   (100,739)
                                                         ---------   ---------

    Total stockholders' equity                              62,982      58,656
                                                         ---------   ---------

                                                         $ 331,837   $ 325,668
                                                         =========   =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended September 30, 1996, 1995 and 1994
            (Amounts in thousands, except share and per share data)

Revenues:                                        1996          1995          1994
                                                 ----          ----          ----
 Cellular service                            $    82,799   $    60,854   $    39,211
 In-roaming                                       29,588        21,085        13,375
 Equipment sales                                   2,809         7,905         8,774
                                             -----------   -----------   -----------
                                                 115,196        89,844        61,360
Costs and expenses:
 Cellular operations:
  Cost of cellular service                        21,577        16,162         9,467
  Cost of equipment sales (Note 1)                10,588        10,902         8,835
  General and administrative                      23,038        20,223        16,768
  Marketing and selling                           20,920        21,642        15,786
  Depreciation and amortization                   18,149        15,454        10,541
  Write-down of property and equipment                 -             -         2,865
 Corporate:
  General and administrative                       7,346         7,392         6,944
  Depreciation and amortization                    3,691         2,141         2,109
  Write-down of property and equipment                 -             -           252
  Less amounts allocated to
    nonconsolidated affiliates                    (6,466)       (6,065)       (6,538)
                                             -----------   -----------   -----------
                                                  98,843        87,851        67,029
                                             -----------   -----------   -----------
Operating  income (loss)                          16,353         1,993        (5,669)

Equity in net loss of affiliates (Note 3)         (1,636)       (5,028)       (5,092)
Minority interest in net income of
 consolidated affiliates                          (1,123)         (964)         (544)
Gains (losses) on sales of affiliates and
 other (Note 2)                                     (250)       19,471         3,912
Interest expense                                 (28,208)      (26,044)      (21,339)
Interest income (Note 3)                          10,468        13,046        12,081
                                             -----------   -----------   -----------

Income (loss) before income taxes and
 extraordinary charge                             (4,396)        2,474       (16,651)
Income tax expense                                     -           400           100
                                             -----------   -----------   -----------
Income (loss) before extraordinary charge         (4,396)        2,074       (16,751)

Extraordinary charge related to early
 extinguishment of long-term debt
 (Notes 4 and 5)                                       -        (2,012)            -
                                             -----------   -----------   -----------
Net income (loss)                            $    (4,396)  $        62   $   (16,751)
                                             -----------   -----------   -----------

Income (loss) per common share:
 Income (loss) before extraordinary
  charge                                           $(.32)         $.17        $(1.45)
 Extraordinary charge                                  -          (.16)            -
                                             -----------   -----------   -----------
 Net income (loss) per common share                $(.32)         $.01        $(1.45)
                                             ===========   ===========   ===========

Weighted average shares outstanding           13,727,203    12,153,592    11,577,191
                                             ===========   ===========   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 1994, 1995 and 1996

                   (Amounts in thousands, except share data)


                                                        Capital in
                                      Common Stock       Excess of     Unrealized    Accumulated
                                    Shares      Amount   Par Value   Gains (Losses)    Deficit
                                 ---------------------  -----------  --------------  ------------

Balance at
 October 1, 1993                    8,911,579      $ 9    $ 74,620       $       -     $ (84,050)


Exercise of options                   121,250        -       1,479               -             -
Issuance of Common
 Stock - acquisitions
 (Note 2)                             156,132        1       2,761               -             -
Issuance of Common
 Stock - ESOP
 (Note 9)                              20,953        -         478               -             -
Debenture conversion (Note 5)       2,529,194        2      37,809               -             -
Unrealized losses                           -        -           -            (450)            -
Net loss                                    -        -           -               -       (16,751)
                                   ----------   ------    --------   -------------   -----------
Balance at
 September 30, 1994                11,739,108       12     117,147            (450)     (100,801)


Exercise of options                   101,875        -         815               -             -
Debenture and note
 conversion (Note 5)                1,320,785        1      34,088               -             -
Issuance of Common
 Stock - acquisitions
 (Note 2)                             262,178        -       6,780               -             -
Issuance of Common
 Stock - ESOP
 (Note 9)                              19,021        -         552               -             -
Reversal of unrealized
 losses                                     -        -           -             450             -
Net income                                  -        -           -               -            62
                                   ----------   ------    --------   -------------   -----------
Balance at
 September 30, 1995                13,442,967       13     159,382               -      (100,739)


Exercise of options                    48,000        -         978               -             -
Note conversion (Note 5)              200,000        1       2,908               -             -
Issuance of Common
 Stock - acquisitions
 (Note 2)                             191,786        -       5,506               -             -
Issuance of Common
 Stock - ESOP
 (Note 9)                              24,487        -         707               -             -
Common Stock repurchased              (47,500)       -      (1,378)              -             -
Net loss                                    -        -           -               -        (4,396)
                                   ----------   ------    --------   -------------   -----------
Balance at
 September 30, 1996                13,859,740      $14    $168,103       $       -     $(105,135)
                                   ==========   ======    ========   =============   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1996, 1995 and 1994

                             (Amounts in thousands)


                                                  1996       1995       1994
                                                  ----       ----       ----

Operating activities:
 Net income (loss)                               $(4,396)  $     62   $(16,751)
 Adjustments to reconcile net income (loss)
  to net cash used by operating
  activities:
  Extraordinary charge related to early
    extinguishment of long-term debt                   -      2,012          -
  Minority interests                               1,123        964        544
  Compensation expense related
    to ESOP and option grants                        707        552        478
  Depreciation and amortization                   21,840     17,595     12,650
  Equity in net loss of affiliates                 1,636      5,028      5,092
  Losses (gains) on sales of affiliates
    and other                                        250    (19,471)    (3,912)
  Interest expense on 11 3/4%
    senior discount notes                         15,318     13,665     12,133
  CoBank patronage income                           (289)      (535)      (815)
  Accrued interest on advances to
    affiliates                                    (8,738)   (11,247)   (11,380)
  Write-down of property and
    equipment                                          -          -      3,117
  Write-down of short-term
    investments                                        -          -        744
  Loss on sale of short-term investments               -        221          -
 Change in operating assets and liabilities,
  net of effects from consolidating acquired
  interests (Note 2):
  Accounts receivable                             (5,435)       927     (3,797)
  Inventory and other                             (1,018)     4,387     (4,363)
  Accounts payable and
    accrued liabilities                              462     (1,026)      (246)
  Accrued interest                                  (709)       934       (664)
                                                 -------   --------   --------

Net cash provided (used) by operating
 activities                                       20,751     14,068     (7,170)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1996, 1995 and 1994

                             (Amounts in thousands)


                                                1996       1995       1994
                                                ----       ----       ----

Investing activities:
 Purchases of available-for-sale
  securities                                  $   (987)  $    (82)  $(16,788)
 Sales of available-for-sale
  securities                                       987     21,510     15,489
 Additions to investments in and
  advances to affiliates                        (4,112)    (6,016)    (6,789)
 Additions to property and equipment
  and investment in cellular system
  equipment                                    (32,320)   (31,797)   (36,821)
 Reductions in (additions to) other assets          58       (240)         -
 Proceeds from sales of interests in
  affiliates (Note 2)                              614     26,140      9,037
 Purchase of interests in affiliates, net
  of cash acquired and net of assets
  and liabilities recorded due to
  consolidation (Note 2)                        (3,676)    (2,487)   (13,992)
                                              --------   --------   --------
Net cash provided (used) by
 investing activities                          (39,436)     7,028    (49,864)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1996, 1995 and 1994

                            (Amounts in thousands)


                                              1996       1995       1994
                                              ----       ----       ----

Financing activities:
 Proceeds from secured bank financing       $ 16,250   $ 23,366   $ 13,779
 Payments of secured bank financing          (28,270)   (38,643)    (2,630)
 Extraordinary charge related to early
  extinguishment of long-term debt                 -     (1,130)         -
 Loan fees and offering costs related
  to long-term debt                                -     (1,511)         -
 Additions (reductions) of obligation
  under capital leases                          (308)      (605)       827
 Additions to notes payable                    2,916          -          -
 Distributions to minority interest           (1,029)         -          -
 Issuance of subordinated notes                    -     77,400          -
 Redemption of convertible
  subordinated debentures                          -    (41,852)         -
 Issuance of Common Stock, net of
  offering costs                                 978        815      1,479
 Repurchases of Common Stock                  (1,378)         -          -
                                            --------   --------   --------

Net cash (used) provided by financing
 activities                                  (10,841)    17,840     13,455
                                            --------   --------   --------

Net increase (decrease) in cash and
 cash equivalents                            (29,526)    38,936    (43,579)

Cash and cash equivalents at beginning
 of year                                      41,018      2,082     45,661
                                            --------   --------   --------

Cash and cash equivalents at end of year    $ 11,492   $ 41,018   $  2,082
                                            ========   ========   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1996, 1995 and 1994

                             (Amounts in thousands)


Supplemental schedule of additional cash flow information and noncash activities:

                                                   1996     1995     1994
                                                   ----     ----     ----

Cash paid during the year for interest           $14,012  $12,209  $ 9,731

Purchase of cellular system equipment
 through accounts payable                          2,116    4,235    4,112

Purchases of interests in affiliates by
 issuance of Common Stock                          5,506    6,780    2,762

Conversion of convertible subordinated
 debentures and notes to Common Stock              2,909   34,090   37,811

Additions to deferred loan costs related
 to 11 1/4% subordinated notes                         -    2,600        -

Write-off of offering costs included in
 extraordinary loss on early extinguish-
 ment of long-term debt                                -      882        -

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


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

     The Company and its affiliates participated in the following markets as of September 30, 1996:

                                         Net Company
               MSA or                    Interest in
            RSA Code (1)      State      Licensee (2)
            ------------   ------------  ------------

            MSAs: 141      Minnesota           16.34%
                  185      Indiana             16.67%
                  241      Colorado            73.99%
                  253      Iowa                74.50%
                  267      South Dakota        51.00%
                  268      Montana             77.05%
                  279      Maine               11.11%
                  289      South Dakota       100.00%
                  297      Montana            100.00%
                  298      North Dakota        70.00%

                             COMMNET CELLULAR INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Organization and basis of presentation (continued)

                                          Net Company
               MSA or                     Interest in
            RSA Code (1)       State      Licensee (2)
           --------------  -------------  ------------

           RSAs:      348  Colorado             10.00%
                      349  Colorado             61.75%
                      351  Colorado             61.75%
                      352  Colorado             66.00%
                      353  Colorado            100.00%
                      354  Colorado (B1)        69.40%
                      355  Colorado             49.00%
                      356  Colorado (B1)        49.00%
                      389  Idaho                50.00%
                      390  Idaho                33.33%
                      392  Idaho (B1)          100.00%
                      393  Idaho                91.64%
                      415  Iowa                 10.11%
                      416  Iowa                 78.57%
                      417  Iowa                100.00%
                      419  Iowa                 44.92%
                      420  Iowa                100.00%
                      424  Iowa                 35.00%
                      425  Iowa                 13.28%
                      426  Iowa                 49.14%
                      427  Iowa                 49.17%
                      428  Kansas                3.07%
                      429  Kansas                3.07%
                      430  Kansas                3.07%
                      431  Kansas                3.07%
                      432  Kansas                3.07%
                      433  Kansas                3.07%
                      434  Kansas                3.07%
                      435  Kansas                3.07%
                      436  Kansas                3.07%
                      437  Kansas                3.07%
                      438  Kansas                3.07%
                      439  Kansas                3.07%
                      440  Kansas                3.07%
                      441  Kansas                3.07%
                      442  Kansas                3.07%
                      512  Missouri (B1)        14.70%
                      523  Montana (B1)        100.00%
                      523  Montana (B2)         98.81%
                      524  Montana (B1)         79.40%
                      526  Montana (B1)        100.00%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Organization and basis of presentation (continued)


                                        Net Company
     MSA or                             Interest in
     RSA Code (1)         State         Licensee (2)
     ------------  -------------------  ------------

        527             Montana             100.00%
        528             Montana              80.88%
        529             Montana              87.25%
        530             Montana              80.88%
        531             Montana             100.00%
        532             Montana             100.00%
        553             New Mexico (B2)      58.36%
        555             New Mexico           12.25%
        557             New Mexico           16.33%
        580             North Dakota         53.36%
        581             North Dakota         49.00%
        582             North Dakota         41.45%
        583             North Dakota         49.00%
        584             North Dakota         61.75%
        634             South Dakota        100.00%
        635             South Dakota        100.00%
        636             South Dakota        100.00%
        638             South Dakota (B1)   100.00%
        638             South Dakota (B2)   100.00%
        639             South Dakota (B1)   100.00%
        639             South Dakota (B2)   100.00%
        640             South Dakota         64.49%
        641             South Dakota         61.13%
        642             South Dakota         49.00%
        675             Utah                100.00%
        676             Utah                100.00%
        677             Utah (B3)           100.00%
        678             Utah                 80.00%
        718             Wyoming              66.00%
        719             Wyoming             100.00%
        720             Wyoming             100.00%

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

     Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Accounts receivable

     The Company performs credit evaluations of its customers' financial condition prior to initial activation and generally does not require collateral. Receivables generally are due within 30 days. Credit losses relating to the Company's customers consistently have been within management's expectations.
The Company's provision for doubtful accounts receivable was approximately $1,231,000, $5,096,000 and $3,372,000 for the years ended September 30, 1996,
1995 and 1994, respectively.

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

     During the year ended September 30, 1994, the Company replaced and upgraded certain cellular system equipment. As a result, the Company realized a loss of $3,117,000 representing the excess of net book over realizable value.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Long-lived assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for
                   ----------------------------------------------------------
Long-Lived Assets to be Disposed of, which requires impairment losses to be
-----------------------------------
recorded on long-lived assets used in operations when indicators of impairment are present. The Company is required to adopt Statement No. 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     Deferred loan costs

     Deferred loan costs relate to the offerings of senior notes and to loan agreements (see Notes 4 and 5). These costs are being amortized over the respective terms of the notes and loans.

     FCC licenses and filing rights

     FCC licenses represent the costs of the FCC licenses acquired by consolidated affiliates. Filing rights represent costs associated with acquiring the rights to file for cellular telephone licenses. The excess of the purchase price of affiliate interests acquired over the fair market value of the related net assets acquired is included as the cost of FCC licenses and filing rights and is amortized over 40 years from the date of acquisition.

     Revenue recognition

     Cellular service revenues based upon subscriber usage are recognized at the time service is provided. Access and special feature cellular service revenues are recognized when earned. Equipment sales are recognized at the time equipment is delivered to the subscriber or to an unaffiliated agent.

     Cost of equipment sold

     During 1996, the Company introduced a new customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. The cost of providing the handset to the customer is included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program is recognized in cellular service revenue.

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

     The Company incurs certain overhead costs related to expansion. As a result, the Company capitalized $1,937,000, $2,536,000 and $3,991,000 for the years ended September 30, 1996, 1995 and 1994, respectively, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $429,000, $816,000 and $713,000 to nonconsolidated affiliates for the years ended September 30, 1996, 1995 and 1994, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $2,825,000, $2,624,000 and $2,370,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Stock-based compensation

     In October 1995, the FASB issued Statement No. 123, Accounting and
                                                         --------------
Disclosure of Stock-Based Compensation.  Statement No. 123 is applicable to
--------------------------------------
fiscal years beginning after December 15, 1995 and gives the issuer the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") and
               ----------------------------------------
related interpretations. The Company will comply with the disclosure rules of Statement No. 123 for fiscal year 1997, and will elect to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options.

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

     Certain reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.

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

     1996

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

     Also in April 1996, the Company purchased additional interests ranging from 8% to 38% in one managed and one nonmanaged RSA markets and one nonmanaged MSA market for approximately $392,000 in cash and 44,415 shares of the Company's Common Stock.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business acquisitions and dispositions (continued)
     --------------------------------------------------

     In May 1996, the Company partitioned the New Mexico 1 RSA, sold its interest in the southern portion of the market and acquired the interest of U S WEST NewVector Group, Inc. in the northern portion of the market. As a result of the transaction, the Company paid approximately $1,105,000 in cash, and net Company pops increased 24,289.

     In June 1996, the Company purchased an additional 40% interest in one nonmanaged RSA market for 27,258 shares of the Company's Common Stock and approximately $790,000 in cash.

     In September 1996, the Company acquired 577,812 shares of convertible preferred stock in TVX, Inc. for approximately $800,000. TVX develops and markets products for the management of digital video and images, including visual observation and verification products for the security industry. Prior to this acquisition, the Company held 1,157,022 shares of Common Stock or 39% voting interest in TVX, Inc. and 484,756 shares of redeemable convertible preferred stock with a redemption value of $484,756.

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

     The following represents the pro forma results of operations as if the above noted acquisitions and dispositions had occurred at the beginning of the respective period in which the acquisition or disposition occurred, as well as at the beginning of the immediately preceding period:

                                           Years ended September 30,
                                          ---------------------------
                                          1996        1995       1994
                                          ---------------------------
                                             (Amounts in thousands,
                                             except per share data)

    Revenues                              $118,603    $94,948   $67,287
    Equity in net loss of affiliates        (1,880)    (4,258)   (3,888)
    Income (loss) before extraordinary
     charge                                 (5,594)      (399)    1,097
    Net income (loss)                       (5,594)    (2,411)    1,097
    Net income (loss) per common share        (.40)      (.19)      .09


3.  Investment in and advances to affiliates
    ----------------------------------------

    Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:

                                        September 30,
                                   ------------------------
                                      1996         1995
                                   -----------  -----------
                                    (Amounts in thousands)

    Investment                       $ 17,620     $ 13,097
    Equity in loss - cumulative       (20,935)     (23,399)
    Advances and other                 60,560       67,221
                                     --------     --------

                                     $ 57,245     $ 56,919
                                     ========     ========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     The combined financial position of the nonconsolidated affiliates is as follows:

                                                          September 30,
                                                          -------------
                                                        1996         1995
                                                        ----         ----
                                                      (Amounts in thousands)

    Current assets                                     $  8,938     $  2,929
    Investment in affiliated limited partnerships         8,664       13,189
    Property and equipment, net of accumulated
     depreciation                                        16,742       14,268
    Other assets                                          4,356        2,600
                                                       --------     --------

     Total assets                                      $ 38,700     $ 32,986
                                                       ========     ========

    Due to CommNet Cellular Inc.                       $  3,262     $  8,593
    Due to Cellular, Inc. Financial Corporation          46,719       54,411
    Other liabilities                                    14,767        5,783
    Minority interests                                      692          565
    Stockholders' deficit                               (26,740)     (36,366)
                                                       --------     --------

    Total liabilities and stockholders' deficit        $ 38,700     $ 32,986
                                                       ========     ========

     Combined operations of these nonconsolidated affiliates are summarized as follows:

                                           Years ended September 30,
                                           -------------------------
                                          1996       1995       1994
                                          ----       ----       ----
                                            (Amounts in thousands)

    Revenues                            $ 21,826   $ 14,260   $ 42,160
    Operating costs                      (29,262)   (23,345)   (50,520)
    Minority interests                      (276)        (4)         7
    Equity in income (loss) of
     affiliates                            3,811         (4)       370
                                        --------   --------   --------

    Net loss                            $ (3,901)  $ (9,093)  $ (7,983)
                                        ========   ========   ========

     Interest income from affiliates on advances was $8,738,000, $11,247,000 and $11,380,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Certain advances to affiliates bear interest at the prime rate of Norwest Bank (8.25% at September 30, 1996, 8.75% at September 30, 1995 and 7.75% at September 30, 1994) plus 2%. These advances to and receivables from affiliates are temporary. They are generally refinanced under loan agreements with CIFC. The CIFC loans bear interest at CIFC's average cost of borrowing from CoBank, ACB as agent for a syndicate of lenders ("CoBank") and will be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the partnership providing cellular service.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Secured bank financing and note payable
     ---------------------------------------

     CIFC has a secured financing agreement with CoBank. The secured bank financing is due December 31, 2000, with interest only payable quarterly through December 31, 1996, and thereafter quarterly principal and interest payments payable through maturity. Amounts outstanding under the agreement were $24,190,000 and $36,263,000, of which $3,365,000 and $0 are classified as current, for the years ended September 30, 1996 and 1995, respectively. The Company and CIFC are currently in discussion with CoBank to modify certain provisions of the Credit Agreement, including the loan term whereby principal payments would commence subsequent to September 30, 1997. Under the terms of the current agreement, CoBank has agreed to loan to CIFC a maximum of $165,000,000 to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems, including $25,000,000 for the acquisition of cellular systems. Interest is payable at either the prime rate plus 1.00% for variable rate loans (9.25% and 9.75% at September 30, 1996 and 1995, respectively) or LIBOR (London InterBank Offered
Rate) plus 2.50% for fixed rate loans (8.23% and 8.53% at the six-month rate at September 30, 1996 and 1995, respectively). CIFC continues to maintain fixed interest rates on substantially all loans outstanding for terms ranging from one to three months at an average rate of 8.09% at September 30, 1996. The loans are secured by a first lien on all assets of CIFC, as well as all assets of each of the affiliates to which loans are made by CIFC. CIFC's assets totaled approximately $276,044,000 and $242,298,000 at September 30, 1996 and 1995,
respectively. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first security interest in all of the assets of the Company as security for such guaranty. A commitment fee of .5% per annum is payable by CIFC to CoBank on the average daily unborrowed commitment.

     The Credit Agreement prohibits the payment of cash dividends, prohibits any other senior borrowings, limits the use of borrowings, restricts expenditures for certain acquisitions and investments, requires positive working capital and financed proportionate operating cash flow and requires the maintenance of certain liquidity, capitalization, debt, debt service and cash interest ratios. The requirements of the Credit Agreement were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the Credit Agreement. CoBank acts as agent for a syndicate of lenders whose approval may be required for waivers or other amendments to the Credit Agreement requested by CIFC or the Company.

     One affiliate of the Company has entered into a similar financing arrangement with CoreStates Bank, N.A. to refinance prior indebtedness, finance working capital and capital expenditures and fund distributions to its partners. The affiliate may borrow up to $3,500,000 through September 30, 1999 at which time the loan becomes a reducing revolving loan through September 30, 2001. At September 30, 1996, the affiliate had borrowed $2,916,000 at an interest rate of 6.94%.

     Aggregate maturities of the secured bank financing and note payable for each of the next five years ending September 30 are as follows: 1997 - $3,365,000; 1998 - $4,662,000; 1999 - $6,048,000; 2000 - $8,653,000; 2001 -
$4,378,000.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Senior and subordinated debt
     ----------------------------

     In August 1989, the Company completed a public offering of $74,750,000 aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due 2009. The debentures were convertible at any time prior to maturity, unless previously redeemed or repurchased, into Common Stock of the Company at a conversion price of $27 5/8 per share, subject to adjustment under certain conditions. During the first fiscal quarter of 1995, $3,000 of the debentures were converted into 108 shares of the Company's Common Stock. In July 1995, the Company called all outstanding 6 3/4% debentures for redemption. As a result, $32,895,000 of the debentures were converted into 1,190,673 shares of the Company's Common Stock, and $41,852,000 were redeemed for cash. The Company redeemed the debentures at a price of 102.7% resulting in a premium of $1,130,004. In addition, the Company wrote off $882,253 in offering costs previously capitalized. As a result of the redemption, the Company recognized an extraordinary charge related to early extinguishment of long-term debt of $2,012,257 in the Company's 1995 statement of operations. The Company also charged $758,228 of offering costs against capital in excess of par value as a result of the conversion.

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

     In January 1993, the Company completed a private placement of $4,950,000 of 8.75% Convertible Senior Subordinated Notes Due 2001. The notes were general unsecured obligations of the Company, were subordinate in right of payment to all Senior Debt of the Company, and were convertible into shares of the Company's Common Stock at the price of $15.00 per share. In September 1995, $1,950,000 of the notes were converted into 130,004 shares of the Company's Common Stock. On December 7, 1995, the Company notified the remaining noteholders of its intent to call for redemption the balance of the notes outstanding. In January 1996, the remaining $3,000,000 in notes were converted into 200,000 shares of the Company's Common Stock. Loss per share would not have been materially effected had this conversion occurred at the beginning of the year.

     In September 1993, the Company completed an offering of $176,651,000 aggregate principal amount of 11 3/4% Senior Subordinated Discount Notes Due 2003. The notes were issued at a substantial discount from their principal amount resulting in gross proceeds to the Company of approximately $100,000,000. After deducting offering costs, net proceeds were $96,740,000. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company. Commencing September 1, 1998, interest will accrue until maturity on the notes at the rate of 11 3/4% per annum. Interest on the discount notes is payable semi-annually on March 1 and September 1, commencing March 1, 1999. The discount notes mature on September 1, 2003 and are redeemable commencing September 1, 1998, in whole at any time or in part from time to time, at the option of the Company at the redemption prices (together with accrued interest) of 105.87% if redeemed in 1998 decreasing to 101.46% of the principal amount in 2001. The discount note holders may require the Company to repurchase the discount notes, in whole or in part, in certain instances constituting a change of control of the Company.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Senior and subordinated debt (continued)
     ----------------------------------------

     In July 1995, the Company completed an offering of $80,000,000 in aggregate principal amount of 11 1/4% Subordinated Notes due 2005. The notes are subordinate to all existing and future Senior Debt of the Company. Interest on the notes accrues from the original date of issuance at the rate of 11 1/4% per annum. Interest is payable in cash semi-annually on each January 1 and July 1. The notes mature on July 1, 2005 and are redeemable in whole or in part from time to time, at the option of the Company, at any time on or after July 1, 2000 at the redemption prices of 106% if redeemed in 2000 decreasing to 101.5% of the principal amount in 2003. The note holders may require the Company to repurchase the notes, in whole or in part, in certain instances constituting a change of control of the Company at a price equal to 101% of the principal amount.

6.   Commitments
     -----------

     The Company leases office space and equipment under agreements which provide for rental payments based on lapse of time. Certain of these lease agreements contain renewal option clauses. Rent expense was $3,798,000, $2,410,000 and $1,366,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     The aggregate annual rental commitment as of September 30, 1996 is as follows (amounts in thousands):

                           1997             $3,356
                           1998              3,087
                           1999              2,710
                           2000              2,365
                           2001              2,053
                           Future years      6,981
                                            ------
                                            $20,552
                                            =======

     On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, eligible employees are permitted to contribute up to 15% of gross compensation, subject to certain limitations into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 3% of the employee's eligible compensation (6% as of January 1, 1997).

     On January 31, 1996, the Company entered into two Option to Sell Agreements as part of the New Mexico 1 RSA transaction pursuant to which the minority owners in one managed RSA market can require the Company to purchase their interests at a price based upon a multiple of EBITDA. If the transaction occurs after January 1, 2001, the minimum purchase price will be $10,000,000, plus any capital contributed by the minority owners subsequent to October 1, 1995.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Commitments (continued)
     -----------

     The Company has indicated its intent to finance the ongoing operating and capital requirements of TVX, Inc. through September 30, 1997. The Company provided $4,369,000 of financing to TVX, Inc. for the year ended September 30, 1996 of which $2,169,000 was utilized for operating purposes. Funding requirements for the year ended September 30, 1997 could be similar if TVX, Inc. is unable to obtain alternative financing. There can be no assurance TVX, Inc. will obtain such financing. As of September 30, 1996, the Company carried its investment in TVX, Inc. at a value of $4,742,000.

7.   Income taxes
     ------------

     At September 30, 1996, the Company had cumulative NOL carryforwards of $50,808,000 for income tax purposes. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2011. Prior NOLs have been restated to reflect the impact of adding entities consolidated in 1996 that incurred NOLs prior to becoming part of the consolidated reporting group. The income tax provision of $400,000 and $100,000 for the years ended September 30, 1995 and 1994, respectively, was mainly attributable to gains on sales of investments and consisted solely of a current Federal Alternative Minimum Tax ("AMT") component. There was no income tax provision for the year ended September 30, 1996. The Company has no liability for regular tax expense due to tax net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1996 and 1995, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           September 30,
                                                                ----------------------------------
                                                                       1996                1995
                                                                --------------       -------------
                                                                       (Amounts in thousands)
                Deferred tax assets:
                      Equity method investments                        $  1,576            $ 2,793
                      Intangible asset differences                        8,182              8,808
                      Inventory adjustments                                 508                269
                      Accrued liabilities                                   298                232
                      Interest expense on 11 3/4% discount notes         15,946             10,125
                      Other - net                                           303                270
                      Other capitalized costs - net                       1,709              2,977
                      Net operating loss carryforwards                   19,307             15,391
                      Tax credit carryforwards                              302                400
                                                                      ---------          ---------
                      Total deferred tax assets                          48,131             41,265
                                                                      ---------          ---------

                Deferred tax liabilities:
                      Difference in license costs                        32,455             27,787
                      Fixed asset differences                             4,720              4,680
                                                                      ---------          ---------
                          Total deferred tax liabilities                 37,175             32,467
                                                                      ---------          ---------

                      Net deferred tax asset                             10,956              8,798
                      Valuation allowance                               (10,956)            (8,798)
                                                                      ---------          ---------

                Net deferred taxes                                     $      -            $     -
                                                                      =========          =========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Income taxes (continued)
     ------------------------

     The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided:

                                           Years ended September 30,
                                        -----------------------------
                                            1996      1995      1994
                                        -----------------------------
                                            (Amounts in thousands)

Income tax at federal statutory rate of
 35%                                       $(1,539)   $ 866   $(5,828)

Benefit of tax losses not recognized         1,539        -     5,828

Benefit due to utilization of regular
 tax
 Net Operating Loss (NOL) carryforwards          -     (866)        -

Alternative Minimum Tax (AMT) arising
 from the inability to fully utilize
 AMT NOL carryforwards                           -      400       100
                                        -----------------------------
 Total income tax expense                  $     -    $ 400   $   100
                                        =============================

8.   Common Stock options
     --------------------

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

     The Company adopted an Omnibus Stock and Incentive Plan, effective November 1, 1991, pursuant to which 500,000 shares of the Company's Common Stock are reserved for issuance pursuant to Options, Stock Appreciation Rights, Stock Bonuses or Phantom Stock Rights. In February 1993, the Company's shareholders approved an additional 500,000 shares of the Company's Common Stock to be reserved for issuance pursuant to the Omnibus Stock and Incentive Plan plus 1% of the number of shares outstanding at the end of each fiscal year commencing October 1, 1993. In February 1995, the Company's shareholders approved an additional 750,000 shares of the Company's Common Stock to be reserved for issuance under this plan.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Stock options (continued)
     --------------------

     An analysis of options related to the Company's benefit plans is as follows:

                          Key Employees'    Omnibus Stock
                          Nonqual. Stock         and           Exercise
                            Option Plan    Incentive Plan     Price Range
                        ---------------- ------------------ ---------------
Outstanding options at
 September 30, 1994               89,000          544,625   $ 7.00 - $26.00

Granted                                -          692,000   $23.00 - $25.63
Forfeitures                      (10,000)         (19,125)
Exercised                        (79,000)          (7,875)  $ 7.00 - $19.50
                          --------------        ---------

Outstanding options at
 September 30, 1995                    -        1,209,625   $11.75 - $25.63

Granted                                -          529,000   $         25.56
Forfeitures                            -         (100,500)
Exercised                              -          (36,750)  $13.00 - $25.63
                          --------------        ---------

Outstanding options at
 September 30, 1996                    -        1,601,375   $11.75 - $25.63
                          ==============        =========

Options available for
 grant at
 September 30, 1996                    -          570,715
                          ==============        =========

Options exercisable at
 September 30, 1996                    -          484,750
                          ==============        =========

     The weighted average exercise price of the options outstanding at September 30, 1996 was $22.62.

     Subsequent to September 30, 1996, the Company granted options to purchase 295,250 shares of Common Stock to officers and employees of the Company at an exercise price of $29.375 pursuant to the Company's Omnibus Stock and Incentive Plan.

     In addition to the plans described above, in July 1993, the Company granted options to purchase 152,500 shares of Common Stock to two former officers at exercise prices ranging from $7.00 - $15.75. As a result, the Company recognized compensation expense of approximately $370,000. The options became exercisable at various intervals through November 1995 and, as of September 30, 1996, all of these options had been exercised. During the fiscal years ended September 30, 1996, 1995 and 1994, options to purchase 11,250, 15,000 and 101,250 shares were exercised, respectively. In September 1995, the Company granted options to purchase 60,000 shares of Common Stock to a former officer at an exercise price of $30.375. These options are exercisable over a period of four years from the date of grant. In June 1996, options to purchase 30,000 of these shares were canceled. During the fiscal year ended September 30, 1996, options to purchase 7,500 shares became exercisable and no options were exercised under this agreement.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Employee stock ownership plan
     -----------------------------

     On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a Trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $707,000 (24,487 shares), $552,000 (19,021 shares) and $478,000 (20,953 shares)
were made to the ESOP for the years ended September 30, 1996, 1995 and 1994, respectively. Shares are deemed issued for accounting purposes in the year that ESOP contribution expense is recognized.

10.  Stockholders' equity
     --------------------

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

     The Rights will detach from the Common Stock and a "Distribution Date" will occur upon the earliest of (i) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the outstanding shares of the Company's Common Stock (the "Stock Acquisition Date"), (ii) ten business days following commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 30% or more of the Company's Common Stock, or (iii) ten business days after the Board of Directors have made a determination that someone has become the beneficial owner of a substantial amount of the Company's Common Stock and that such ownership is adverse to the Company's interest. Should these events occur, each holder of a Right will thereafter have the right to receive, upon exercise, the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price. Similarly, in the event that at any time following a Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its assets, cash flow or earning power is sold or transferred, each holder of a Right shall thereafter have the right to receive, upon exercise, Common Stock of the acquiring entity having a value equal to two times the Purchase Price. Under certain circumstances, any Rights that are owned by the acquiring person or the adverse person will be null and void.

     In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, at any time until ten days following the acquisition by a person or group of 25% or more of the Company's outstanding Common Stock or the declaration by the Board of Directors that a person is an adverse person. The Rights will expire on December 24, 2000, unless earlier redeemed.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Stockholders' equity (continued)
     --------------------------------

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At September 30, 1996, the Company had repurchased 47,500 shares at prices ranging from $28.875 to $29.125 per share for an aggregate price of $1,378,438. Subsequent to year end, the Company repurchased an additional 102,000 shares at prices ranging from $27.75 to $29.00 per share, for an aggregate price of $2,932,500.

11.  Fair values of financial instruments
     ------------------------------------

     FAS Statement No. 107, Disclosures about Fair Value of Financial
                            -----------------------------------------
Instruments, requires disclosure of fair value information about financial
-----------
instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Advances to affiliates:  The carrying amounts of the Company's advances to
     ----------------------
and receivables from affiliates approximate their fair value.

     Long and short-term debt:  The carrying amounts of the secured bank
     ------------------------
financing and note payable borrowings approximate their fair value as all borrowings either carry a variable interest rate or fixed interest rates having a term of three months or less. Other long-term debt is valued based on quoted market prices.

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1996 are as follows:

                                                  Carrying Amount  Fair Value
                                                  ---------------  ----------
                                                    (Amounts in thousands)

    Cash and cash equivalents                            $ 11,492    $ 11,492
    Advances to affiliates and other                       60,560      60,560
    Notes payable                                           2,916       2,916
    Secured bank financing                                 24,190      24,190
    11 1/4% subordinated notes                             80,000      84,000
    11 3/4% senior subordinated discount notes            141,963     158,103

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Quarterly Financial Data (unaudited)
     ------------------------------------

     Quarterly financial data and per share data are presented below (amounts in thousands, except for per share data):

                                     First     Second    Third    Fourth
Quarterly Financial Data            Quarter   Quarter   Quarter   Quarter
------------------------            --------  --------  --------  -------

    1996

    Revenues                        $25,071   $23,590   $29,765   $36,770

    Operating income (loss)           1,536       (41)    4,320    10,538

    Net income (loss)                (3,354)   (4,734)     (968)    4,660

    Income (loss) per share         $ (0.25)  $ (0.35)  $ (0.07)  $  0.34

    ---------------------------------------------------------------------

    1995

    Revenues                        $19,275   $19,064   $24,178   $27,327

    Operating income (loss)          (1,821)   (1,592)    1,539     3,867

    Income (loss) before
     extraordinary charge            (6,437)   (5,837)   (3,546)   17,894

    Net income (loss)                (6,437)   (5,837)   (3,546)   15,882

    Income (loss) per share:
     Income (loss) before extra-
      ordinary charge               $ (0.55)  $ (0.49)  $ (0.29)  $  1.38
     Net income (loss)                (0.55)    (0.49)    (0.29)     1.22

     As described in Note 2, the Company sold its interest in Nebwest Cellular, Inc. during the fourth fiscal quarter of 1995, resulting in a gain after tax of approximately $19,600,000. In addition, as discussed in Note 6, during the fourth fiscal quarter of 1995, the Company experienced an extraordinary charge related to the early extinguishment of long-term debt of approximately $2,012,000.

                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers and directors of the Company:


           Name              Age                     Position
           ----              ---                     --------
Arnold C. Pohs                68  Chairman of the Board, President, Chief
                                  Executive Officer and Director

Daniel P. Dwyer (1)           37  Executive Vice President, Treasurer, Chief
                                  Financial Officer and Director

Andrew J. Gardner             42  Senior Vice President and Controller

Homer Hoe                     47  Executive Vice President and Chief
                                  Information Officer

Timothy C. Morrisey           43  Executive Vice President - Sales Operations

David S. Lynn                 39  Senior Vice President - Network Operations

Amy M. Shapiro                43  Senior Vice President, Secretary and General
                                  Counsel

John E. Hayes, Jr. (1) (2)    59  Director

Robert J. Paden (2)           41  Director

David E. Simmons (1) (2)      39  Director

__________
(1)  Member Audit Committee.
(2)  Member Compensation Committee.

     The Company's Articles of Incorporation provide for a classified Board of Directors consisting of three classes, each class to be as nearly equal in number as possible. The members of each class are elected to a three-year term and one class is elected at each annual meeting. Messrs. Dwyer and Hayes are members of Class III with terms expiring at the 1996 Annual Meeting of Stockholders (to be held in February 1997); Messrs. Pohs and Paden are members of Class I with terms expiring at the 1997 Annual Meeting (to be held in February 1998); and Mr. Simmons is a member of Class II with a term expiring at the 1998 Annual Meeting (to be held in February 1999).

     Arnold C. Pohs has been Chairman of the Board of the Company since February 1991, President and Chief Executive Officer since August 1989 and a director since September 1985. Mr. Pohs served as Executive Vice President of the Company from January 1986 through August 1989. Mr. Pohs was designated Chief Operating Officer of the Company in August 1987, prior to which time he was the Chief Financial Officer of the Company. Mr. Pohs currently serves as 1st Vice Chairman and a member of the Executive Committee of the Board of Directors of the Cellular Telecommunications Industry Association and as Chairman of the Public Policy Council.

                                     III-1

He is a director, and former Chairman, of the CTIA Foundation for Wireless Telecommunications and is also a member of the CEO Council. He also serves as Chairman of the Board of TVX, Inc.

     Daniel P. Dwyer has been Executive Vice President of the Company since November 1992, a director of the Company since March 1990, and Chief Financial Officer since August 1988 and Treasurer since August 1987. He was Vice President - Finance of the Company from November 1989 until November 1992, Secretary from August 1987 until March 1990, Assistant Secretary from January 1987 until August 1987, Controller from May 1986 until November 1988 and accounting manager for the Company from March 1986 until May 1986. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Dwyer currently serves as a director of TVX, Inc.

     Andrew J. Gardner was named Senior Vice President of the Company in July 1994. He was Vice President and Controller from November 1992 to July 1994 and Assistant Vice President - Accounting and Tax from July 1990 to October 1992.

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

     Timothy C. Morrisey was named Executive Vice President - Sales Operations of the Company in November 1996. He was Senior Vice President-Sales Operations from February 1995 until November 1996 and General Sales Manager of the Company's Midwest Region from July 1993 until February 1995. From February 1990 until joining the Company in July 1993, Mr. Morrisey was President and General Manager of the Washington D.C. and Baltimore cellular operations for Southwestern Bell Mobile Systems.

     Amy M. Shapiro was named Senior Vice President of the Company in November 1995. She was Vice President of the Company from November 1992 to November 1995 and has been Secretary of the Company since March 1990 and General Counsel since October 1989.

     John E. Hayes, Jr. was elected a director of the Company in October 1990. Mr. Hayes has served as Chairman of the Board, President and Chief Executive Officer of Western Resources, Inc. since October 1989. From May 1989 to October 1989, Mr. Hayes was Chairman of the Board of Triad Capital Partners, a venture capital firm. Mr. Hayes was President and Chief Executive Officer of Southwestern Bell Telephone Company from September 1986 to January 1989.
Mr. Hayes is a director of the Automobile Club of Missouri, Boatmen's Bancshares, Inc., American Gas Association, Edison Electric Institute, Security Benefit Group, the Topeka Community Foundation, Boys Hope, Kansas Wildscape and Boy Scouts of America and a Trustee of Midwest Research Institute, Menninger Foundation and Rockhurst College.

     Robert J. Paden has been a director of the Company since December 1985. For the past 13 years, Mr. Paden has been General Manager/Vice President of the Stanton Telephone Company, Stanton, Nebraska. He is also a board member of the Nebraska Telephone Association.

                                     III-2

     David E. Simmons has been a director of the Company since August 1987. Mr. Simmons has served as President of Simmons Family Incorporated, a broadcasting and communications company, since 1989 and as its Executive Vice President from 1985 to 1989.

Item 11.  Executive Compensation.

                        REPORT OF COMPENSATION COMMITTEE

     General.  The Compensation Committee of the Board of Directors is
     -------
responsible for establishing the executive compensation program for the Company. The Committee monitors and recommends changes in the compensation levels of executive management and administers the Company's incentive compensation programs as well as determining the grants under the Company's Employee Stock Ownership Plan. All of the Committee members are outside, non-employee directors of the Company. The Company has periodically retained the services of a nationally recognized executive compensation consulting firm to assist the Company in compensation matters.

     Compensation Philosophy.  The Company's compensation program is designed to
     -----------------------
attract and retain high quality executive management, to give management incentives that motivate superior performance on behalf of the Company and to align the interests of management with those of the Company's shareholders. The Committee believes that the Company's base salaries should approximate the average of base salaries paid to executives with similar responsibilities in similar cellular companies. Executive compensation should also be correlated to the Company's performance and shareholder return. In determining executive compensation, the Committee considers compensation from Company subsidiaries and affiliates received by executive officers in their capacity as Board members of such entities.

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

     Components of Compensation.
     --------------------------

     Salary:  The salary of the Chief Executive Officer and the other executive
     ------
officers of the Company are based on a subjective evaluation of an individual officer's responsibility, Company performance and a comparison of salaries for similar positions in comparable companies.

     During 1996 the salary increases for the executive officers, other than Arnold C. Pohs, the Chief Executive Officer, ranged between 10% and 25%. Mr. Pohs' base salary was increased by 17%. The basis for Mr. Pohs' salary increase was twofold. First, the increase recognizes the performance of the Company in terms of operating cash flow achievements. Second, Mr. Pohs' salary was adjusted after an evaluation of comparative industry information to approximate the Company's compensation objective of paying at the average.

     Short-Term Incentive Plan Bonuses:  The Company maintains an annual bonus
     ---------------------------------
plan which is based on meeting certain operational targets. The bonus opportunities are established based on the average opportunities provided to executives in similar positions at similar companies.

     Actual annual bonuses for the executive officers were determined based on the Company's performance relative to corporate operating targets and on each individual's performance relative to officer specific individual goals. The weightings of corporate and individual performance vary by

                                     III-3
position and responsibilities and range from a weighting of 70% corporate/30% individual to 90% corporate/10% individual, which is the weighting applied to Mr. Pohs' award.

     The corporate operating targets were based on the following measures which represent the key business indicators of performance within the cellular industry: Net managed market subscriber additions (20%), managed market acquisition cost (including equipment margin) net subscriber addition (25%), consolidated service revenues (15%), consolidated operating cash flow (30%) and total consolidated debt as a percentage of financed proportionate cash flow (10%).

     During fiscal 1996, the Company's weighted average performance results were 101.8% of the operating targets as described above and bonuses were paid accordingly after a subjective evaluation of individual performance The corporate performance results represent excellent performance against aggressive operating plan targets.

     Mr. Pohs' award was 40% of base salary and was based 90% on the weighted performance results of 101.8% of the operating targets and 10% on individual performance. The Committee determined that the individual portion of Mr. Pohs' award should be based on a maximum individual performance rating. Specifically, the Committee considered the following: the Company added 60,286 managed market customers, a 39% increase, bringing the total to 211,278 at September 30, 1996, and consolidated EBITDA increased to $38.2 million which represented a 95% increase over the $19.6 million reported in the prior fiscal year.

     Long-Term Incentive Compensation:  The Company provides long-term incentive
     --------------------------------
compensation to its executives through stock option grants under the Omnibus Stock and Incentive Plan which are intended to align the interest of executives with those of stockholders. This plan was approved by the Company's shareholders during fiscal 1991 and was amended in 1993 and 1995.

     Subsequent to the 1996 fiscal year-end, stock options were granted to the Company's executives as set forth in the "Option Grants Table." All options are granted at an exercise price equal to the market price of the Company's Common Stock at the date of grant and vest over a period of four years. The size of option grants to the executives were based on a subjective evaluation of Company and individual performance and on a study by an independent compensation consulting firm of dilution levels of comparable companies. After the stock option grant, the Company's stock option dilution levels are within the range of dilution levels found at comparable companies. In addition, the shares owned by the named executives and their respective option positions were considered in determining such option grants.

     In November 1996, Mr. Pohs received an option to purchase 100,000 shares of Common Stock with an exercise price equal to the fair market value of the stock on the date of grant. The size of the award was determined based on a subjective evaluation of Mr. Pohs' performance.

     As of the date of this report, Mr. Pohs owns 85,944 shares of the Company's Common Stock and, with the recent grant, holds options to purchase an additional 740,000 shares. The Committee believes that the equity interests held by the named executives represent a significant incentive to continue to increase stockholder value.

     Policy with Respect to the $1 Million Limit.  Section 162(m) of the
     --------------------------------------------
Internal Revenue Code generally limits to $1,000,000 the tax deductible compensation paid to the Chief Executive Officer and the four highest-paid executive officers who are employed as executive officers on the last day of the year. However, the limitation does not apply to performance-based compensation provided certain conditions are satisfied.

                                     III-4

     None of the Company's compensation payments for fiscal 1996 exceeded the tax deductibility limit set forth in Section 162(m) nor is it expected that compensation to be paid in fiscal 1997 will exceed the limit. The committee will continue to monitor the Company's executive compensation program with the impact of Section 162(m) and will seek to minimize the impact of Section 162(m) where appropriate and consistent with the Company's compensation philosophy.


David E. Simmons              John E. Hayes, Jr.                 Robert J. Paden

                                     III-5

                      STOCKHOLDER PERFORMANCE RETURN GRAPH


     The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the Nasdaq Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the Nasdaq Telecommunications Index ("NASDAQ TELECOM") for the five-year period ended on September 30, 1996. The information below is based on an investment of $100, on September 30, 1991, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM, with dividends reinvested.


                             [GRAPH APPEARS HERE]
               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
         AMONG COMMNET CELLULAR INC., THE NASDAQ STOCK MARKET-US INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                                                             NASDAQ
Measurement period           Commnet          NASDAQ         Telecommunications
(Fiscal year Covered)        Cellular         Index          Index
---------------------        --------         -------        -------------------
Measurement PT -
9/30/91                      $100             $100           $100
FYE  9/30/92                 $ 93             $112           $109
FYE  9/30/93                 $133             $147           $193
FYE  9/30/94                 $175             $148           $178
FYE  9/30/95                 $223             $204           $213
FYE  9/30/96                 $222             $243           $220

* $100 invested on 9/30/91 in stock or index--including reinvestment of dividends. Fiscal year ending September 30.


                                     III-6

                          SUMMARY COMPENSATION TABLE


     The following table sets forth the compensation received by the named Executive Officers for each of the three years ended September 30, 1996.

                                                          Annual Compensation                 Long-Term Compensation
                                                          -------------------                 ----------------------
      Name and Principal Position         Year  Salary ($)  Bonus ($)  All Others ($)(1)  Options (#)  All Others ($)(2)
----------------------------------------  ----  ----------  ---------  -----------------  -----------  -----------------
Arnold C. Pohs................            1996    350,000    149,306          11,473         100,000          10,125
     Chairman of the Board,               1995    300,000    126,455          10,861         200,000           8,625
      President and Chief                 1994    250,000    112,601               -         250,000          13,980
      Executive Officer


Daniel P. Dwyer...............            1996    250,000     83,598           2,880          50,000          10,125
     Executive Vice                       1995    200,000     66,203           3,734         100,000           8,625
      President, Treasurer                1994    180,000     58,974               -         125,000          13,070
      and Chief Financial
      Officer


Homer Hoe.....................            1996    200,000     63,878           2,259          20,000           8,112
     Executive Vice President             1995    170,000     55,253           2,206          35,000             975
      and Chief Information               1994          -          -               -               -               -
      Officer


Timothy C. Morrisey...........            1996    132,000     36,753               -          20,000          10,125
     Executive Vice President             1995    115,000     23,820               -          20,000           8,625
      - Sales Operations                  1994          -          -               -               -               -


David S. Lynn.................            1996    132,000     35,103               -          20,000          10,125
     Senior Vice President -              1995    120,000     33,095               -          20,000           8,625
      Network Operations                  1994    108,000     28,755               -          20,000           7,637

__________
(1) The amounts shown represent premiums paid on supplemental health benefits for certain named executives.

(2) The amounts shown represent contributions by the Company to defined contribution plans.

                                     III-7

                               1996 OPTION GRANTS


     The following table provides information on option grants for fiscal 1996 by the Company to its named Executive Officers.

                                                                                                         Potential Realizable Value
                                                                                                            at Assumed Rates of
                                                                                                          Stock Price Appreciation
                                                Individual Grants                                           for Option Term (2)
                             --------------------------------------------------------                    --------------------------
                                                    Percent of
                                                  Total Options
                                                    Granted to              Exercise
                             Granted               Employees in               Price          Expiration
   Name                      (#) (1)                Fiscal Year             ($/Share)           Date         5%            10%
   ----                      -------                -----------             ---------           ----         --            ---
Arnold C. Pohs               100,000                   33.87%                 29.375         12/11/06    $1,847,378     $4,681,618
Daniel P. Dwyer               50,000                   16.93%                 29.375         12/11/06       923,689      2,340,809
Homer Hoe                     20,000                    6.77%                 29.375         12/11/06       369,476        936,324
Timothy C. Morrisey           20,000                    6.77%                 29.375         12/11/06       369,476        936,324
David S. Lynn                 20,000                    6.77%                 29.375         12/11/06       369,476        936,324

(1) Indicates number of shares as to which options were granted on December 11, 1996 pursuant to the Company's Omnibus Stock and Incentive Plan. Options become exercisable in four equal annual installments commencing December 11, 1997.

(2) These are hypothetical values using assumed growth as prescribed by the SEC. The assumed annual rates of appreciation of 5% and 10% over the ten year term of the options would result in the price of the Company's stock increasing to $47.85 and $76.19, respectively.



The following table provides information on option grants for fiscal 1996 by TVX, Inc., a subsidiary of the Company.

                                                                                                         Potential Realizable Value
                                                                                                            at Assumed Rates of
                                                                                                          Stock Price Appreciation
                                                Individual Grants                                           for Option Term (2)
                             --------------------------------------------------------                    --------------------------
                                                    Percent of
                                                  Total Options
                                                    Granted to              Exercise
                             Granted               Employees in               Price          Expiration
   Name                      (#) (1)                Fiscal Year             ($/Share)           Date         5%            10%
   ----                      -------                -----------             ---------           ----         --            ---
Arnold C. Pohs               100,000                  29.67%                    1.50          9/18/06       $41,442        $94,334
Daniel P. Dwyer               50,000                  14.84%                    1.50          9/18/06        20,721         47,167

(1) Indicates number of shares as to which options were granted on September 18, 1996 to purchase shares of TVX, Inc.

(2) These are hypothetical values using assumed growth as prescribed by the SEC. The assumed annual rates of appreciation of 5% and 10% over the ten year term of the options would result in the value of the options increasing to $1.91 and $2.44, respectively.

                                     III-8

Change in Control Agreements
----------------------------

     In July 1993, the Board of Directors approved change in control agreements (the "Agreements") with Messrs. Pohs and Dwyer. In October 1994, the Board authorized a comparable agreement with Mr. Hoe, the Company's Chief Information Officer. In November 1995, the Board authorized comparable agreements with Messrs. Gardner, Lynn and Morrisey, the Company's Senior Vice President and Controller, Senior Vice President - Network Operations, and Executive Vice President - Sales Operations, respectively, and Ms. Shapiro, the Company's Senior Vice President and General Counsel. The purpose of the Agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change in control of the Company. These Agreements provide that in the event of a change in control of the Company, as that term is defined in the Agreements, each officer is entitled to receive certain severance benefits upon the subsequent termination or constructive termination of employment, unless such termination is due to death, disability or voluntary retirement; unless the termination is by the Company for cause (as defined in the Agreements) or is by the officer for other than good reason (as defined in the Agreements).

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

                                     III-9

                        1996 AGGREGATED OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

The following table provides information on the value of unexercised options at September 30, 1996.

                              Number of Unexercised Options                   Value of Unexercised
                                           at                                 In-the-Money Options
                                 Fiscal Year End (#)(1)                        at Fiscal Year End
                       -------------------------------------------    ------------------------------------
    Name                 Vested                 Unvested                 Vested             Unvested
    ----                 ------                 --------                 ------             --------
Arnold C. Pohs             537,500 (2)          452,500               $2,030,000 (2)      $1,978,750
Daniel P. Dwyer            270,000 (2)          227,500                1,470,844 (2)       1,009,219
Homer Hoe                   6,250                53,750                   20,313             176,876
Timothy C. Morrisey         3,125                28,125                   13,984              96,484
David S. Lynn              27,250                46,250                  313,281             244,844
---------

(1) Does not reflect options granted on December 11, 1996 for fiscal 1996.
(2) Includes options to purchase 250,000 and 150,000 shares of TVX, Inc. held by Arnold C. Pohs and Daniel P. Dwyer, respectively. There is currently no public market for shares of TVX, Inc., accordingly the table reflects an assumed fair market value per share of $1.50.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     At December 18, 1996, there were 13,741,378 shares of Common Stock of the Company issued and outstanding. As of such date options to purchase 1,918,500 shares were outstanding. Each holder of Common Stock, but not unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of stockholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the Nasdaq National Market under the symbol CELS.

     The following table sets forth information regarding ownership of the Company's Common Stock at December 18, 1996 by each person who is known by management of the Company to own beneficially more than 5% of the Common Stock, by each director of the Company and by all directors and executive officers of the Company as a group. Shares issuable on exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                     III-10

  Name and Address of                     Amount and Nature of                        Percent of
   Beneficial Owner                       Beneficial Ownership                           Class
   ----------------                       --------------------                        -----------
Arnold C. Pohs                                    430,551 (1)                               3.06%
8350 East Crescent Parkway
Englewood, Colorado 80111

Daniel P. Dwyer                                   218,627 (2)                               1.57%
8350 East Crescent Parkway
Englewood, Colorado  80111

John E. Hayes, Jr.                                  7,500                                 .05%
818 Kansas Avenue
Topeka, Kansas 66612

Main Street Partners, L.P.                      2,075,800 (3)                              15.11%
3637 Fall Creek Highway
Granbury, Texas 76049

Janus Capital Corporation                       2,000,100 (4)                              14.56%
100 Filmore Street
Denver, Colorado 80206

The Equitable Companies Inc.                    1,232,000 (5)                               8.97%
787 Seventh Avenue
New York, New York  10019

All executive officers and directors              835,168 (6)                               5.78%
 (10 persons)

__________
(1) Includes options to purchase 340,000 shares of Common Stock.
(2) Includes options to purchase 197,500 shares of Common Stock.
(3) A Schedule 13D, dated April 4, 1995, was filed on behalf of Main Street Partners, L.P., MS Advisory Partners, L.P., MS Advisory Partners (Overseas), L.P., San Francisco Partners II, L.P., SF Advisory Partners, L.P., SF Advisory Corp., SF Advisory Corp. II, The Phoebe Snow Foundation, John H. Scully, William E. Oberndorf, William J. Patterson and Glenn B. Solomon.
(4) A Schedule 13G, dated February 13, 1996, filed on behalf of Janus Capital Corporation, Janus Venture Fund and Thomas H. Bailey reflects that such group has shared voting and shared disposition power over such shares.
(5) A Schedule 13G, dated as of December 31, 1995, filed on behalf of five French mutual insurance companies, AXA Assurance I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle, as a group,
    AXA, The Equitable Companies Incorporated and their subsidiaries reflects that such group has sole voting power over 1,097,300 shares of Common
    Stock of the Company. No information is given in respect of voting power over the remaining shares.
(6) Includes options to purchase 698,938 shares of Common Stock held by directors and executive officers of the Company.

   Item 13.  Certain Relationships and Related Transactions.

     None.

                                     III-11

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1)  Financial Statements
              --------------------

      1.  Report of Independent Auditors

      2.  Consolidated Balance Sheets, September 30, 1996 and 1995

      3. Consolidated Statements of Operations, Years ended September 30, 1996, 1995 and 1994

      4. Consolidated Statements of Stockholders' Equity (Deficit), Years ended September 30, 1994, 1995 and 1996

      5. Consolidated Statements of Cash Flows, Years ended September 30, 1996, 1995 and 1994

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

    *4.5 Amendment Three to Rights Agreement between the Company and the Rights Agent.

    10.1 Lease Agreement dated August 8, 1995 between the Company and TCD North, Inc.
          Incorporated herein by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

    10.2 Amended and Restated Employee Stock Ownership Plan and Trust. Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.

    10.3  Short-Term Incentive Plan.
          Incorporated herein by reference to Exhibit 10.6 to Company's annual report on Form 10-K for the fiscal year ended September 30, 1990.

    10.4  Omnibus Stock and Incentive Plan.
          Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1991.

    10.5  Consolidated Loan Agreement between CoBank and CIFC.
          Incorporated herein by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

    10.6 Third Amended and Restated Guaranty of the Company to CoBank. Incorporated herein by reference to Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

    10.7 Form of change in control agreement between the Company and its senior management.
          Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

   *12.1  Computation of ratio of earnings to fixed charges.

   *21.1  Subsidiaries of the Company.

   *23.1  Consent of Independent Auditors.
__________
* Filed herewith

      (b) Reports on Form 8-K during the quarter ended September 30, 1996.
          ----------------------------------------------------------------
          None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMNET CELLULAR INC.


                                           By: /s/ Arnold C. Pohs
                                               -------------------------
                                               Arnold C. Pohs, President

      Date:  December 30, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                        Title                      Date
         ---------                        -----                      ----
/s/ Arnold C. Pohs           President, Chief Executive        December 30, 1996
---------------------------  Officer and Director
Arnold C. Pohs


/s/ Daniel P. Dwyer          Executive Vice President,         December 30, 1996
---------------------------  Treasurer, Chief Financial
Daniel P. Dwyer              Officer and Director


/s/ Andrew J. Gardner        Senior Vice President and         December 30, 1996
---------------------------  Controller (Principal
Andrew J. Gardner            Accounting Officer)


/s/ John E. Hayes, Jr.       Director                          December 30, 1996
---------------------------
John E. Hayes, Jr.


/s/ Robert J. Paden          Director                          December 30, 1996
---------------------------
Robert J. Paden


/s/ David E. Simmons         Director                          December 30, 1996
---------------------------
David E. Simmons


                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant

                            (Amounts in thousands)

CONDENSED BALANCE SHEETS
------------------------
                                            September 30,
                                          ------------------
                                            1996      1995
                                            ----      ----
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $ 10,204  $ 40,179
 Accounts receivable                            16        13
 Inventory and other                         3,933     2,918
                                          --------  --------
   Total current assets                     14,153    43,110

 Property, plant and equipment              48,719    43,004
 Less allowance for depreciation            15,308    16,208
                                          --------  --------
                                            33,411    26,796

OTHER ASSETS
 Investment in and advances to             241,695   202,775
  subsidiaries and affiliates
 Other                                       9,596    10,842
                                          --------  --------
                                           251,291   213,617
                                          --------  --------
                                          $298,855  $283,523
                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                       $ 13,770  $ 14,774

LONG-TERM DEBT
 Subordinated debentures and discount      221,963   209,645
  notes
 Other                                         140       449
                                          --------  --------
                                           222,103   210,094

STOCKHOLDERS' EQUITY
 Common stock                                   14        13
 Other stockholders' equity                 62,968    58,642
                                          --------  --------
                                            62,982    58,655
                                          --------  --------
                                          $298,855  $283,523
                                          ========  ========

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                Condensed Financial Information of  Registrant
                                  (continued)

                            (Amounts in thousands)


CONDENSED STATEMENTS OF OPERATIONS
----------------------------------
                                             Years ended September 30,
                                          -------------------------------
                                            1996       1995       1994
                                            ----       ----       ----

COST AND EXPENSES
 General and administrative               $ 31,248   $ 28,969    $ 21,763
 Depreciation and amortization               8,077      6,076       4,521
 Write-down of property and equipment            -          -       2,441
 Less amounts allocated to subsidiaries
   and affiliates                          (40,527)   (31,577)    (25,957)
                                          --------   --------    --------

NET INCOME (LOSS) BEFORE EQUITY IN
NET LOSS OF SUBSIDIARIES AND
AFFILIATES AND INTEREST INCOME
AND EXPENSE                                  1,202     (3,468)     (2,768)

 Equity in net loss of subsidiaries and
   affiliates                               (3,528)   (12,122)    (15,028)
 Gains (loss) on sales of affiliates          (250)    18,580       1,245
 Interest expense                          (24,474)   (20,465)    (18,113)
 Interest income                            22,654     17,537      17,913
                                          --------   --------    --------

NET INCOME (LOSS)                         $ (4,396)  $     62    $(16,751)
                                          ========   ========    ========


                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)

                            (Amounts in thousands)


CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------
                                             Years ended September 30
                                          -------------------------------
                                            1996       1995       1994
                                            ----       ----       ----

CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     $   (495)  $  2,632   $  1,772

INVESTING ACTIVITIES
  Purchase of short-term investments          (987)       (82)   (16,788)
  Sale of short-term investments               987     21,509     15,488
  Additions to property and equipment       (5,715)    (1,305)   (13,284)
  Additions to investment in affiliates    (23,518)   (11,299)   (31,259)
  Additions to other assets                    461     (1,633)     3,117
                                          --------   --------   --------
                                           (28,772)     7,190    (42,726)

FINANCING ACTIVITIES
  Payment on secured bank financing              -     (4,023)    (1,071)
  Extraordinary charge related to
   extinguishment of long-term debt              -     (1,130)         -
  Offering costs related to the issuance
   of subordinated notes                         -       (518)         -
  Additions/Reductions to cap lease           (308)      (335)     1,035
  Issuance of subordinated notes                 -     77,400          -
  Redemption of convertible
   subordinated debentures                       -    (41,852)         -
  Repurchase Common Stock                   (1,378)         -          -
  Issuance of common stock                     978        815      1,479
                                          --------   --------   --------
                                              (708)    30,357      1,443
                                          --------   --------   --------

INCREASE (DECREASE) IN CASH               $(29,975)  $ 40,179   $(39,511)
                                          ========   ========   ========

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

     Certain amounts for 1994 and 1995 have been reclassified to conform to the 1996 presentation.

                             COMMNET CELLULAR INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                                            Additions
                                                   ----------------------------
                                                                     Charged to
                                 Beginning            Charged to       Other                             Ending
      Description                 Balance          Costs & Expenses   Accounts         Deductions (1)    Balance
      -----------                 -------          ----------------   --------         --------------    -------
Allowance for doubtful
  accounts                       $1,958,000        $1,231,000        $        -        $1,242,000        $1,947,000

(1)  All deductions are the result of actual write-offs to accounts receivable.