Form 10-Q
period 1996-12-31
COMMNET CELLULAR INC
filed 1997-02-14
CIK 787912

                                   FORM 10-Q
                                _______________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  December 31, 1996
                                       -----------------

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

The number of shares of the registrant's Common Stock outstanding as of February 7, 1997 was 13,741,378.

                             COMMNET CELLULAR INC.
                         FORM 10-Q - DECEMBER 31, 1996


                                     INDEX


Part I                     Financial Information                                       Page
------                     ---------------------                                       ----

Item 1                     Financial Statements

                           Consolidated Condensed Balance Sheets -
                              December 31, 1996 and September 30, 1996                   1

                           Consolidated Condensed Statements of Operations -
                              Three Months Ended December 31, 1996 and
                              December 31, 1995                                          3

                           Consolidated Condensed Statements of Cash Flows -
                              Three Months Ended December 31, 1996 and
                              December 31, 1995                                          4

                           Notes to Consolidated Condensed Financial
                              Statements                                                 6

Item 2                     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                        8

Part II                    Other Information
-------                    -----------------

Item 6                     Exhibits and Reports on Form 8-K                             20

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                                       December 31,   September 30,
              Assets                                       1996            1996
------------------------------------------             ------------   -------------
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                            $ 39,542        $ 11,492
     Accounts receivable, net of allowance
      for doubtful accounts of $2,595 and
      $1,947 at December 31, 1996 and
      September 30, 1996, respectively                      18,290          19,933
     Inventory and other                                     4,534           3,949
                                                          --------        --------
         Total current assets                               62,366          35,374

Investment in and advances to affiliates                    56,883          57,245

Investment in cellular system equipment                     15,004          11,809

Property and equipment, at cost:
     Cellular system equipment                             131,256         126,305
     Land, buildings and improvements                       26,940          25,977
     Furniture and equipment                                17,623          17,144
                                                          --------        --------

                                                           175,819         169,426
     Less accumulated depreciation                          55,774          51,327
                                                          --------        --------

         Net property and equipment                        120,045         118,099

Other assets, less accumulated amortization of
 $33,902 and $33,166 at December 31, 1996
 and September 30, 1996, respectively:
     FCC licenses and filing rights                        100,759         103,251
     Deferred loan costs and other                           5,811           6,059
                                                          --------        --------

         Total other assets                                106,570         109,310
                                                          --------        --------

                                                          $360,868        $331,837
                                                          ========        ========


                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)


                                                    December 31,    September 30,
    Liabilities and Stockholders' Equity               1996             1996
-------------------------------------------       -------------    --------------
                                                   (unaudited)
Current liabilities:
     Accounts payable                                 $  11,198      $   7,431
     Accrued liabilities                                  7,328          5,458
     Accrued interest                                     4,690          2,556
     Current portion of secured bank
      financing and other long-term debt                  1,703          3,683
                                                      ---------      ---------
         Total current liabilities
                                                         24,919         19,128
Long-term debt:
 Secured bank financing                                  42,902         20,825
     Note payable and other long-term debt                2,983          3,057
     11 3/4% senior subordinated discount notes         146,092        141,963
     11 1/4% subordinated notes                          80,000         80,000

Minority interests                                        5,144          3,882

Commitments

Stockholders' equity:
     Preferred Stock, $.01 par value; 1,000,000
      shares authorized; no shares issued                     -              -
     Common Stock, $.001 par value;
      40,000,000 shares authorized; 13,765,865
      and 13,859,740 shares issued at
      December 31, 1996 and September 30,                    14             14
      1996, respectively                                165,324        168,103
     Capital in excess of par value                    (106,510)      (105,135)
     Accumulated deficit                               ---------     ---------

          Total stockholders' equity                     58,828         62,982
                                                       ---------     ---------

                                                      $ 360,868      $ 331,837
                                                      =========      =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                1996       1995
                                                              ---------  ---------
Revenues:
 Cellular service                                              $25,331    $18,059
 In-roaming                                                      8,284      5,720
 Equipment sales                                                   881      1,292
                                                               -------    -------
                                                                34,496     25,071
Costs and expenses:
 Cellular operations:
   Cost of cellular service                                      6,752      4,819
   Cost of equipment sales                                       2,939      2,215
   General and administrative                                    7,464      5,886
   Marketing and selling                                         6,439      5,551
   Depreciation and amortization                                 4,808      4,413
 Corporate:
   General and administrative                                    1,885      1,582
   Depreciation and amortization                                   527        706
   Less amounts allocated to nonconsolidated
     affiliates                                                 (1,512)    (1,637)
                                                               -------    -------

                                                                29,302     23,535
                                                               -------    -------

Operating income                                                 5,194      1,536

Equity in net loss of affiliates                                  (608)    (1,011)
Minority interest in net income of consolidated affiliates        (397)      (207)
Interest expense                                                (7,317)    (7,212)
Interest income                                                  1,753      3,540
                                                               -------    -------

Net loss                                                       $(1,375)   $(3,354)
                                                               =======    =======

Net loss per common share                                      $ (0.10)   $ (0.25)
                                                               =======    =======

Weighted average shares outstanding                             13,774     13,461
                                                               =======    =======

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER  31, 1996 AND 1995
                            (Amounts in thousands)
                                  (unaudited)

                                                                             1996      1995
                                                                           --------  ---------
Operating activities:
 Net loss                                                                  $(1,375)  $ (3,354)
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Minority interest                                                           397        207
   Depreciation and amortization                                             5,335      5,119
   Equity in net loss of affiliates                                            608      1,011
   Interest expense on 11 3/4% senior subordinated discount notes
   Accrued interest on advances to affiliates                                4,130      3,684
                                                                            (1,489)    (2,922)
 Change in operating assets and liabilities, net of
   effects from consolidating acquired interests:
   Accounts receivable                                                       1,643      1,125
   Inventory and other                                                        (584)      (346)
   Accounts payable and accrued liabilities                                  1,915      4,113
   Accrued interest                                                          2,134      2,211
                                                                           -------   --------
Net cash provided by operating activities                                   12,714     10,848

Investing activities:
 Purchase of available-for-sale securities                                       -       (891)
 Reductions in (additions to) investments in and advances to affiliates       1,123      (461)
 Additions to investment in cellular system equipment                        (3,195)   (3,979)
 Additions to property and equipment                                         (2,696)   (5,095)
 Reduction in (additions to) other assets                                       58       (329)
 Proceeds from sales of interests in affiliates                                  -        614
 Purchase of interests in affiliates, net of cash acquired and net of
      assets and liabilities recorded due to consolidation                     (48)        (6)
                                                                           -------   --------
Net cash used by investing activities                                       (4,758)   (10,147)

                           See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                            (Amounts in thousands)
                                  (unaudited)


                                                           1996      1995
                                                         --------  --------
Financing activities:
 Proceeds from secured bank financing                    $24,000   $     -
 Payments of secured bank financing                       (3,903)        -
 Distributions to minority interests                         (98)        -
 Capital contributions from minority interests             2,949         -
 Reduction of obligation under capital leases                (75)      (76)
 Issuance of Common Stock, net of offering costs             153       298
 Repurchases of Common Stock                              (2,932)        -
                                                         -------   -------
Net cash provided by financing activities                 20,094       222
                                                         -------   -------

Net increase in cash and cash equivalents                 28,050       923

Cash and cash equivalents at beginning of period          11,492    41,018
                                                         -------   -------

Cash and cash equivalents at end of period               $39,542   $41,941
                                                         =======   =======

Supplemental schedule of additional cash flow information and noncash activities:

 Cash paid during the three-month period for interest    $ 1,053   $ 1,316

 Purchase of cellular system equipment through
  accounts payable                                         5,838     4,213

 Purchases of interests in affiliates financed with
  Common Stock                                                 -       735


                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

  1. Basis of presentation
     ---------------------

     CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1995 and 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for a full year. Certain amounts relating to December 31, 1995 have been reclassified to correspond to the December 31, 1996 classification.

  2. Impairment of long-lived assets
     -------------------------------

     Effective October 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The implementation of Statement No. 121 had an immaterial effect on the financial statements of the Company.

  3. Stockholders' equity
     --------------------

     Changes to Common Stock during the three months ended December 31, 1996 were as follows (amounts in thousands, except share data):


                                        Common Stock        Capital in
                                --------------------------   Excess of
                                   Shares         Amount    Par Value
                                --------------------------  ---------

Balance at September 30, 1996      13,859,740          $14   $168,103

Issuance of Common Stock:
   Exercise of options                  8,125            -        153
   Common Stock repurchased          (102,000)           -     (2,932)
                                   ----------   ----------   --------

Balance at December  31, 1996      13,765,865          $14   $165,324
                                   ==========   ==========   ========

          At December 31, 1996 the Company had 1,918,500 options outstanding at a weighted average exercise price of $23.83.

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

          The following table reflects activity in the three months ended December 31, 1996 giving effect to the costs associated with the program described above (amounts in thousands).

                                        Three Months
                                            ended
                                      December 31, 1996
                                      -----------------

    Cost of equipment sales                $  332

    Cost of equipment owned by
     the Company, but provided to
     subscribers to use:

     New subscribers                        1,884

     Existing subscribers                     723
                                           ------
                                           $2,939
                                           ======

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1996, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Subsequent events
          -----------------

          In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

          In February 1997, TVX, Inc., an affiliate of the Company in the security and surveillance industry, filed a registration statement on Form S-1 with the Securities and Exchange Commission covering an initial public offering of its common stock and a concomitant acquisition of another company in the same industry. If the offering is successful, the Company's ownership will be substantially diluted, but the market value of the Company's investment will be significantly greater than the current carrying value of approximately $5.2 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated operating income during the first quarter of fiscal 1997 and the fiscal years ended September 30, 1996 and 1995 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1996 and 1995, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended December 31, 1996. The results of operations of 44 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended December 31, 1995. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to December 31, 1995. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended December 31, 1996, 18 markets were accounted for under the equity method, compared to 20 such markets for the quarter ended December 31, 1995. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for both quarters ended December 31, 1996 and December 31, 1995.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At December 31, 1996, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     There exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth quarters, and operating expenses, which tend to be highest in the first quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

     In addition to historical information, this report includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater than anticipated competition resulting in price reductions, new product offerings or higher customer acquisition costs; better than expected customer growth necessitating increased investment in network capacity; negative economies that could result if one or more agreements to manage markets are not renewed; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; and the impact of deployment of new technologies on capital spending.

Results of Operations
---------------------

     Three Months Ended December 31, 1996 and 1995.  Cellular service revenues,
     ---------------------------------------------
including in-roaming revenues, increased 41% from $23,779,000 for the quarter ended December 31, 1995 to $33,615,000 for the quarter ended December 31, 1996. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 44 during the quarter ended December 31, 1995 to 46 during the quarter ended December 31, 1996. Growth in subscribers accounted for 84% of the increase, and the number of consolidated markets accounted for 16% of the increase. In-roaming revenues increased by 45%, or $2,564,000, from $5,720,000 for the quarter ended December 31, 1995 to $8,284,000 for the quarter ended December 31, 1996 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $61 for the quarter ended December 31, 1995 to $60 for the quarter ended December 31, 1996, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month was unchanged at $15, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of cellular service as a percentage of service revenues remained at 20% for the quarter ended December 31, 1996, unchanged from the quarter ended December 31, 1995. The Company expects cost of cellular service to decline as a result of renegotiated interconnect agreements, the first of which became effective in January 1997.

     Equipment sales decreased 32% from $1,292,000 for the quarter ended December 31, 1995 to $881,000 for the quarter ended December 31, 1996 due to the Company's customer satisfaction and pricing program which was introduced in February 1996. The program packages the use of a handset, airtime and long-distance within one area code for one monthly fee, which results in no handset revenue. However, certain customers are charged additional monthly fees, which are classified as service revenues, for use of higher-end equipment. Such fees are not significant currently but are expected to increase in the future. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales increased 33% from $2,215,000 for the quarter ended December 31, 1995 to $2,939,000 for the quarter ended December 31, 1996. Approximately $1,884,000 and $723,000 of the quarter ended December 31, 1996 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

However, the Company implemented a refurbishment program in December 1996 whereby returned handsets are reconditioned at a nominal cost and placed back into service.

     General and administrative costs of cellular operations increased 27% from $5,886,000 during the quarter ended December 31, 1995 to $7,464,000 during the quarter ended December 31, 1996, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 25% for the quarter ended December 31, 1995 to 22% for the quarter ended December 31, 1996. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs increased 16% from $5,551,000 for the quarter ended December 31, 1995 to $6,439,000 for the quarter ended December 31, 1996, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per net new subscriber decreased 2% from $412 for the quarter ended December 31, 1995 to $404 for the quarter ended December 31, 1996, as a result of increased net subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

     Depreciation and amortization relating to cellular operations increased 9% from $4,413,000 for the quarter ended December 31, 1995 to $4,808,000 for the quarter ended December 31, 1996, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the quarter ended December 31, 1995 were $651,000, which represented gross expenses of $2,288,000 less amounts allocated to nonconsolidated affiliates of $1,637,000. Corporate costs and expenses for the quarter ended December 31, 1996 were $900,000, which represented gross expenses of $2,412,000 less amounts allocated to nonconsolidated affiliates of $1,512,000. The increase in corporate costs and expenses was due primarily to expenses related to paging activities which were not allocated to affiliates.

     Equity in net loss of affiliates decreased 40% from $1,011,000 for the quarter ended December 31, 1995 to $608,000 for the quarter ended December 31, 1996. Management expects operating results of the markets that are accounted for under the equity method to continue to improve. The decrease was due primarily to decreased losses in nonconsolidated affiliates, offset by recognition of the entire approximate $1,097,000 net loss of TVX, Inc. which was approximately $451,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting results from the Company's indication, in September 1996, of its intent to finance the ongoing operating and capital requirements of TVX, Inc. until the earlier of September 30, 1997 or the completion of an initial public offering of common stock (an "IPO").

     In February 1997, TVX, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission covering an IPO of its common stock and a concomitant acquisition of another company in the same industry. If the IPO is successful, the market value of the Company's investment in TVX, Inc. immediately after the IPO will be approximately $32 million based upon the financial information contained in the registration statement compared to a current carrying value of approximately $5.2 million.

     Interest expense increased 1% from $7,212,000 for the quarter ended December 31, 1995 to $7,317,000 for the quarter ended December 31, 1996. Cash paid for interest decreased 20% from $1,316,000 during the quarter ended December 31, 1995 to $1,053,000 during the quarter ended December 31, 1996.

     Interest income decreased 50% from $3,540,000 for the quarter ended December 31, 1995 to $1,753,000 for the quarter ended December 31, 1996. The decrease was due to lower notes receivable balances from nonconsolidated affiliates.

Acquisitions and Sales
----------------------

     In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $12,714,000 during the three months ended December 31, 1996. This was due primarily to net loss after adjustments to reconcile net cash provided by operating activities of $7,606,000 and cash provided by changes to working capital of $5,108,000.

     Net cash used by investing activities was $4,758,000 for the three months ended December 31, 1996. This was due primarily to $5,891,000 required to fund the purchase of property and equipment and investment in cellular system equipment, offset by a decrease of $1,123,000 to investments in and advances to affiliates.

     Net cash provided by financing activities was $20,094,000 for the three months ended December 31, 1996. This was primarily due to increases in long-term debt of $20,097,000, capital contributions from minority interests of $2,949,000 less repurchases of Common Stock of $2,932,000.

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

     As of December 31, 1996, the Company had unused commitments under the Credit Agreement of $120,713,000, of which $40,250,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at December 31, 1996, the Company, on a consolidated basis, had available $39,542,000 of cash and cash equivalents.

     Capital expenditures in managed markets including corporate capital, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the three months ended December 31, 1996 were approximately $10,200,000. These expenditures were primarily for 15 new cell sites, channel expansion, paging sites, call center systems and other computer equipment. The Company expects capital expenditures for the remainder of fiscal year 1997 to be $40,800,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the 11 1/4% Subordinated Notes due 2005. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the remainder of fiscal year 1997 will be $12,108,000. Revolving loan indebtedness outstanding under the Credit Agreement will convert to term loan indebtedness at December 31, 1997 and will be amortized over the next three years. See "The Credit Agreement" below.

     The Company believes operating cash flow, existing cash balances and borrowing availability under the Credit Agreement will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis. Although the Company believes that the foregoing sources of liquidity will be sufficient to meet budgeted capital expenditures and debt service requirements of the parent company and the affiliates, there can be no assurance that this will be the case. To the extent the foregoing sources of liquidity are not sufficient to satisfy such requirements, the Company will be required to raise funds through additional financings or asset sales.

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

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At December 31, 1996, the Company had repurchased 149,500 shares at prices ranging from $27.75 to $29.125 for an aggregate price of $4,310,938.

     The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has agreed
     --------------------
to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of December 31, 1996, $40,250,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. The outstanding balance under the Credit Agreement was approximately $44,287,000 at December 31, 1996. The Credit Agreement provides, at the Company's option, for interest at 1.00% over prime (9.25% at December 31, 1996) or 2.50% over LIBOR (8.13% at December 31, 1996), subject to reduction upon the maintenance of certain debt to cash flow ratios. On January 1, 1997 the interest rate margin was reduced to
 .75% over prime and 2.25% over LIBOR. On January 30, 1997, the interest rate margin was reduced to .50% over prime and 2.00% over LIBOR, respectively. Effective January 1, 1997 CIFC and CoBank amended the Credit Agreement to extend the term period of the facility to December 31, 1997 with a three-year principal amortization upon the loan termination. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

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

                           SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,537,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,183,000 pops and 10 MSA markets having a total of 1,295,000 pops, of which the Company's interests represent 2,854,000 net Company pops and 683,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 56 managed markets. As of December 31, 1996, the Company had net advances of $312,449,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $264,364,000. The assets of the affiliates in which the Company has investments or advances represent 4,337,000 pops, which include 3,537,000 net Company pops and 800,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $48,085,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,172,000 total pops and 3,217,000 net Company pops. As of December 31, 1996, the RSA and MSA managed markets had 170,646 and 60,421 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of February 7, 1997, is summarized in the following table.

                              Net Company
  MSA or                      Interest in         1995         Net Company
RSA Code (1)       State      Licensee (2)   Population (3)(6)   Pops (4)
-----------     -----------   ------------   ----------------  -----------
MSAs:

141             Minnesota       16.34%           228,599           37,353

185             Indiana         16.67%           169,996           28,338

241*(5)         Colorado        73.99%           128,834           95,324

253*(5)         Iowa            74.50%           120,090           89,467

267*(5)         South Dakota    51.00%           136,948           69,843

268*(5)         Montana         77.05%           124,991           96,306

279             Maine           11.11%           103,825           11,534

289*(5)         South Dakota   100.00%           111,008          111,008

297*(5)         Montana        100.00%            81,860           81,860

298*(5)         North Dakota    70.00%            89,182           62,427
                                               ---------          -------
Total MSA                                      1,295,333          683,460

                             Net Company
  MSA or                    Interest in          1995           Net Company
RSA Code (1)     State      Licensee (2)    Population (3)(6)     Pops (4)
------------    --------    -------------   ----------------    ------------
RSAs:

348*            Colorado         10.00%         45,735             4,574

349*(5)         Colorado         61.75%         61,982            38,274

351*(5)         Colorado         61.75%         69,660            43,015

352*(5)         Colorado         66.00%         28,096            18,543

353*(5)         Colorado        100.00%         70,398            70,398

354*(5)         Colorado (B1)    69.40%         45,704            31,719

355*            Colorado         49.00%         45,191            22,144

356*            Colorado (B1)    49.00%         24,852            12,177

389             Idaho            50.00%         69,570            34,785

390             Idaho            33.33%         16,271             5,423

392*(5)         Idaho (B1)      100.00%        138,640           138,640

393*(5)         Idaho            91.64%        290,301           266,032

415             Iowa             10.11%        155,123            15,689

416 (5)         Iowa             78.57%        108,909            85,570

417*(5)         Iowa            100.00%        154,029           154,029

419*            Iowa             44.92%         54,713            24,576

420*(5)         Iowa            100.00%         63,639            63,639

424*            Iowa             50.00%         66,874            33,437

425*            Iowa             13.28%        107,540            14,286

426*            Iowa             49.14%         84,145            41,347

427*            Iowa             49.17%        104,222            51,242

428             Kansas            3.07%         28,100               863

429             Kansas            3.07%         30,793               945

430             Kansas            3.07%         52,838             1,622

431             Kansas            3.07%        139,000             4,267

432             Kansas            3.07%         30,818               946

433             Kansas            3.07%         20,322               624

434             Kansas            3.07%         80,841             2,482

435             Kansas            3.07%        130,085             3,994

436             Kansas            3.07%         58,827             1,806

437             Kansas            3.07%        107,888             3,312

438             Kansas            3.07%         83,409             2,561

439             Kansas            3.07%         43,269             1,328

440             Kansas            3.07%         29,648               910

441             Kansas            3.07%        174,109             5,345

442             Kansas            3.07%        154,451             4,742

512             Missouri (B1)    14.70%         55,832             8,207

523*(5)         Montana (B1)    100.00%         71,238            71,238

523*(5)         Montana (B2)    100.00%         76,396            76,396

524*(5)         Montana (B1)     79.40%         34,534            27,420

526*(5)         Montana (B1)    100.00%         21,606            21,606

527*(5)         Montana         100.00%        185,108           185,108

528*(5)         Montana          80.88%         64,763            52,377

529*(5)         Montana          87.25%         29,470            25,713

530*(5)         Montana          80.88%         90,681            73,338

531*(5)         Montana         100.00%         33,158            33,158

532*(5)         Montana         100.00%         20,150            20,150

                                   Net Company
  MSA or                           Interest in      1995            Net Company
RSA Code (1)       State           Licensee (2)  Population (3)(6)     Pops (4)
------------    ---------------    ------------  -----------------  -----------

553*(5)         New Mexico (B2)      58.36%        112,118           65,432

555             New Mexico           12.25%         85,123           10,428

557             New Mexico           16.33%         58,288            9,519

580*(5)         North Dakota         53.36%        102,631           54,763

581*            North Dakota         49.00%         60,484           29,637

582             North Dakota         41.45%         90,761           37,620

583*            North Dakota         49.00%         64,068           31,393

584*(5)         North Dakota         61.75%         49,088           30,312

634*(5)         South Dakota        100.00%         36,925           36,925

635*(5)         South Dakota        100.00%         22,682           22,682

636*(5)         South Dakota        100.00%         53,571           53,571

638*(5)         South Dakota (B1)   100.00%         16,390           16,390

638*(5)         South Dakota (B2)   100.00%          8,922            8,922

639*(5)         South Dakota (B1)   100.00%         36,165           36,165

639*(5)         South Dakota (B2)   100.00%          3,250            3,250

640*(5)         South Dakota         64.49%         66,695           43,012

641*(5)         South Dakota         61.13%         73,708           45,058

642*            South Dakota         49.00%         95,097           46,598

675*(5)         Utah                100.00%         54,892           54,892

676*(5)         Utah                100.00%        101,360          101,360

677*(5)         Utah (B3)           100.00%         39,137           39,137

678*(5)         Utah                 80.00%         27,699           22,159

718*(5)         Wyoming              66.00%         49,619           32,749

719*(5)         Wyoming             100.00%         75,369           75,369

720*(5)         Wyoming             100.00%        146,385          146,385
                                                 ---------          -------

Total RSA                                        5,183,355        2,853,725
                                                 ---------        ---------
Total MSA and RSA                                6,478,688        3,537,185
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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                       Number of                   Estimated Population                           Number of
                   Operating Systems               of Operating Systems                          Subscribers
                 ---------------------      ----------------------------------         ---------------------------   Subscriber
                 Total      MSA  RSA        Total        MSA               RSA           Total       MSA       RSA     Growth
                 -----      ---   ---       -----        ---               ---          -----       ---        ---    --------
Sept. 30, 1987      0        0     0             0          0               0               0          0         0
Sept. 30, 1988      4        4     0       504,529     504,529 (1)          0             424        424         0
Sept. 30, 1989      4        4     0       500,804     500,804 (2)          0           1,362      1,362         0     221.23%
Sept. 30, 1990     18        4    14     1,687,481     500,804 (2)   1,186,677 (2)      6,444      3,513     2,931     373.13%
Sept. 30, 1991     49        5    44     3,509,779     566,722 (3)   2,943,057 (3)     17,952      6,387    11,565     178.58%
Sept. 30, 1992     49        5    44     3,509,779     566,722 (3)   2,943,057 (3)     35,884     11,119    24,765      99.89%
Sept. 30, 1993     50        6    44     3,665,758     644,526 (4)   3,021,232 (4)     60,381     17,898    42,483      68.27%
Sept. 30, 1994     55        7    48     3,906 063     771,660 (5)   3,134,403 (5)     99,002     30,711    68,291      63.96%
Sept. 30, 1995     56        7    49     4,220,975     785,866 (6)   3,435,109 (6)    151,482     42,401   109,081      53.01%
Sept. 30, 1996     55        7    48     4,105,119     792,913 (7)   3,312,206 (7)    211,278     55,896   155,382      39.47%
Dec. 31, 1996      56 (8)    7    49 (8) 4,171,993 (8) 792,913 (7)   3,379,080 (7)(8) 231,067 (8) 60,421   170,646 (8)   9.37% (8)
---------------

(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Includes pro forma impact of the acquisition of Iowa RSA No. 13.

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

                                                      Three Months ended December 31,
                             -------------------------------------------------------------------------------------
                                 1996          1995          1996           1995          1996           1995
                             -------------------------  ---------------------------  -----------------------------
                                     Combined (1)        Financed Proportionate (2)     Company Proportionate (3)
                             -------------------------  ---------------------------  -----------------------------
MANAGED MARKETS
Revenues:
 Cellular service              $  29,775     $  21,857    $  27,895     $  20,322      $  22,513      $  15,730
 In-roaming                        9,550         7,327        9,054         6,765          7,363          5,301
 Equipment sales                     929         1,410          833         1,298            740          1,044
                               ---------     ---------    ---------     ---------      ---------      ---------
  Total revenues                  40,254        30,594       37,922        28,385         30,616         22,075
Costs and expenses
 involving cash:
 Cost of sales:
    Cellular service
     (including in-roaming)        7,259         5,941        6,989         5,556          5,722          4,264
    Equipment sales                3,204         2,545        2,993         2,244          2,517          1,808
    General and administrative     8,694         7,272        8,193         6,795          6,566          5,196
    Marketing and selling          7,826         6,912        7,339         6,345          5,826          4,923
       Total cash costs and    ---------     ---------    ---------     ---------      ---------      ---------
         expenses                 26,983        22,670       25,514        20,940         20,631         16,191
                               ---------     ---------    ---------     ---------      ---------      ---------
EBITDA                          $ 13,271     $   7,924    $  12,408     $   7,445      $   9,985      $   5,884
                                ========     =========    =========     =========      =========      =========

Capital expenditures            $ 10,166     $   8,136    $   9,840     $   7,849      $   8,664      $   7,608

Subscriber count                 229,879       168,465      214,049       154,921        171,439        119,849
Total markets                         55            55           55            55             55             55

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)        $29,192       $24,662    $   4,504     $   4,406      $   3,246      $   2,410
   Equipment sales                 1,747         1,660          168           144            137            116
                                --------       -------    ---------     ---------      ---------      ---------
       Total revenues             30,939        26,322        4,672         4,550          3,383          2,526

Costs and expenses
 involving cash:
 Cost of sales:
    Cellular service               6,367         5,736        1,040         1,224            756            629
    Equipment sales                2,156         1,712          231           191            180            135
    General and administrative     4,490         3,838          966           771            643            422
    Marketing and selling          5,167         5,151          742           925            581            505
                                --------       -------    ---------     ---------      ---------      ---------
       Total cash costs
        and expenses              18,180        16,437        2,979         3,111          2,160          1,691
                                --------       -------    ---------     ---------      ---------      ---------
EBITDA                          $ 12,759       $ 9,885    $   1,693     $   1,439      $   1,223      $     835
                                ========       ========   =========     =========      =========      =========

Capital expenditures            $  4,808       $  6,203   $     689     $     920      $     476      $     609

Subscriber count                 163,332        113,404      25,061        15,486         18,492         19,395
Total markets                         27             27          27            27             27             27


                                                                              Three Months ended December 31,
                                                                              ------------------------------
                                                                                1996                1995
                                                                              --------           ---------

Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                   $11,208              $ 6,719
Proportionate depreciation and amortization                                    (4,186)              (3,767)
Proportionate interest expense                                                 (2,043)              (2,475)
Equity in nonlicensee affiliates                                               (1,666)              (1,255)
Minority interests                                                                796                  115
Intercompany interest                                                           1,706                1,701
Amortization of license costs not owned by affiliates                            (596)                (618)
Unallocated corporate expenses                                                   (900)                (650)
Interest expense (net) and other                                               (5,694)              (3,124)
                                                                              -------              -------

Consolidated net loss                                                         $(1,375)             $(3,354)
                                                                              =======              =======
---------------

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)  Exhibits

              None.

         (b) Reports on Form 8-K filed during the quarter ended
             December 31, 1996:

             None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  February 14, 1997   By:  /s/Daniel P. Dwyer
                                --------------------------------------
                                 Daniel P. Dwyer
                                 Executive Vice President, Treasurer &
                                 Chief Financial Officer



Date:  February 14, 1997   By:  /s/Andrew J. Gardner
                                --------------------------------------
                                 Andrew J. Gardner
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)