Form 10-Q
period 1997-03-31
COMMNET CELLULAR INC
filed 1997-05-15
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended:  March 31, 1997
                                             --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     ------

The number of shares of the registrant's Common Stock outstanding as of May 9, 1997 was 13,765,965.

                             COMMNET CELLULAR INC.
                           FORM 10-Q - MARCH 31, 1997


                                     INDEX


Part I         Financial Information                                   Page
------         ---------------------                                   ----

Item 1         Financial Statements

               Consolidated Condensed Balance Sheets -
                 March 31, 1997 and September 30, 1996                   1

               Consolidated Condensed Statements of Operations -
                Three Months Ended March 31, 1997 and
                March 31, 1996                                           3

               Consolidated Condensed Statements of Operations -
                Six Months Ended March 31, 1997 and
                March 31, 1996                                           4

               Consolidated Condensed Statements of Cash Flows -
                Six Months Ended March 31, 1997 and
                March 31, 1996                                           5

               Notes to Consolidated Condensed Financial
                Statements                                               7

Item 2         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9

Part II        Other Information
-------        -----------------

Item 6         Exhibits and Reports on Form 8-K                         22


                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                           March 31,   September 30,
                 Assets                      1997          1996
---------------------------------------   ----------   -------------
                                          (unaudited)


Current assets:
     Cash and cash equivalents               $ 23,281   $  11,492
     Accounts receivable, net of
      allowance for doubtful accounts
      of $2,169 and $1,947 at March 31,
      1997 and September 30, 1996,
      respectively                             19,281      19,933
     Inventory and other                        4,140       3,949
                                             --------    --------
       Total current assets                    46,702      35,374


Investment in and advances to affiliates       58,667      57,245

Investment in cellular system equipment        18,308      11,809

Property and equipment, at cost:
     Cellular system equipment                135,268     126,305
     Land, buildings and improvements          27,691      25,977
     Furniture and equipment                   18,051      17,144
                                             --------    --------
                                              181,010     169,426
     Less accumulated depreciation             58,779      51,327
                                             --------    --------

       Net property and equipment             122,231     118,099

Other assets, less accumulated
 amortization of $34,956 and $33,166 at
 March 31, 1997 and September 30, 1996,
 respectively:
     FCC licenses and filing rights           100,029     103,251
     Deferred loan costs and other              5,818       6,059
                                             --------    --------
       Total other assets                     105,847     109,310

                                             $351,755    $331,837
                                             ========    ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)


                                          March 31,  September 30,
  Liabilities and Stockholders' Equity      1997         1996
---------------------------------------  ----------- -------------
                                         (unaudited)


Current liabilities:
  Accounts payable                       $  9,782     $  7,431
  Accrued liabilities                       7,862        5,458
  Accrued interest                          2,460        2,556
  Current portion of secured bank
     financing and other long-term debt       319        3,683
                                         --------      -------
       Total current liabilities           20,423       19,128


Long-term debt:
  Secured bank financing                   36,608       20,825
  Note payable and other long-term debt     2,916        3,057
  11 3/4% senior subordinated discount
   notes                                  150,303      141,963
  11 1/4% subordinated notes               80,000       80,000

Minority interests                          5,590        3,882

Commitments

Stockholders' equity:
  Preferred Stock, $.01 par value;
   1,000,000 shares authorized; no
   shares issued                                -             -
  Common Stock, $.001 par value;
   40,000,000 shares authorized;
   13,765,865 and 13,859,740 shares
   issued at March 31, 1997 and
   September 30, 1996, respectively            14            14
  Capital in excess of par value          165,324       168,103
  Accumulated deficit                    (109,423)     (105,135)
                                         --------      --------
       Total stockholders' equity          55,915        62,982
                                         --------      --------
                                         $351,755      $331,837
                                         ========      ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                            1997       1996
                                          --------   --------

Revenues:
  Cellular service                         $24,506    $18,201
  In-roaming                                 6,561      5,088
  Equipment sales                              667        301
                                           -------    -------
                                            31,734     23,590
Costs and expenses:
  Cellular operations:
     Cost of cellular service                6,509      4,536
     Cost of equipment sales (Note 4)        3,305      2,312
     General and administrative              6,708      5,258
     Marketing and selling                   5,372      5,222
     Depreciation and amortization           5,097      4,362
  Corporate:
     General and administrative              1,268      2,161
     Depreciation and amortization             563      1,376
     Less amounts allocated to
      nonconsolidated affiliates            (1,491)    (1,596)
                                           -------    -------

                                            27,331     23,631
                                           -------    -------

Operating income (loss)                      4,403        (41)

Equity in net loss of affiliates            (1,324)      (431)
Minority interest in net income of            (464)      (162)
 consolidated affiliates
Loss on sales of affiliates and other            -       (250)
Interest expense                            (7,500)    (7,192)
Senior lender patronage income                 142        413
Interest income                              1,830      2,929
                                           -------    -------

Net loss                                   $(2,913)   $(4,734)
                                           =======    =======

Net loss per common share                   $(0.21)    $(0.35)
                                           =======    =======

Weighted average shares outstanding         13,766     13,719
                                           =======    =======

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                            1997       1996
                                          --------   --------

Revenues:
  Cellular service                        $ 49,838   $ 36,260
  In-roaming                                14,844     10,808
  Equipment sales                            1,548      1,593
                                          --------   --------

                                            66,230     48,661

Costs and expenses:
  Cellular operations:
     Cost of cellular service               13,262      9,356
     Cost of equipment sales (Note 4)        6,244      4,526
     General and administrative             14,172     11,144
     Marketing and selling                  11,811     10,773
     Depreciation and amortization           9,905      8,775
  Corporate:
     General and administrative              3,153      3,743
     Depreciation and amortization           1,090      2,082
     Less amounts allocated to
      nonconsolidated affiliates            (3,003)    (3,233)
                                          --------   --------

                                            56,634     47,166
                                          --------   --------

Operating income                             9,596      1,495

Equity in net loss of affiliates            (1,932)    (1,443)
Minority interest in net income of            (861)      (369)
 consolidated affiliates
Loss on sales of affiliates and other            -       (250)
Interest expense                           (14,817)   (14,404)
Senior lender patronage income                 142        413
Interest income                              3,583      6,469
                                          --------   --------

Net loss                                  $ (4,289)  $ (8,089)
                                          ========   ========

Net loss per common share                   $(0.31)    $(0.60)
                                          ========   ========

Weighted average shares outstanding         13,770     13,589
                                          ========   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH  31, 1997 AND 1996
                             (Amounts in thousands)
                                  (unaudited)


                                            1997       1996
                                          ---------  ---------

Operating activities:
  Net loss                                $ (4,289)  $ (8,089)
  Adjustments to reconcile net loss to
   net cash provided  by operating
   activities:
     Minority interest                         861        369
     Depreciation and amortization          10,995     10,857
     Equity in net loss of affiliates        1,932      1,443
     Loss (gain) on sales of affiliates
      and others                                 -        250
     Interest expense on 11 3/4% senior
      subordinated discount notes            8,340      7,440
     CoBank patronage income                   (99)      (289)
     Accrued interest on advances to
      affiliates                            (2,986)    (5,389)


  Change in operating assets and
   liabilities, net of effects
   from consolidating acquired
   interests:
     Accounts receivable                       652      1,351
     Inventory and other                      (191)    (1,340)
     Accounts payable and accrued            2,009        196
      liabilities                              (96)       (55)
     Accrued interest                     --------   --------

Net cash provided by operating
 activities                                 17,128      6,744


Investing activities:
  Purchase of available-for-sale
   securities                                    -       (986)
  Sale of available-for-sale securities          -        986
  Reductions in (additions to)
   investments in and advances to
   affiliates                                  173     (2,738)
  Additions to investment in cellular
   system equipment                         (6,499)    (2,257)
  Additions to property and equipment      (10,418)   (14,389)
  Reductions in (additions to) other
   assets                                     (298)       127
  Proceeds from sales of interests in
   affiliates                                    -        614
  Purchase of interests in affiliates,
   net of cash acquired and net of
   assets and liabilities recorded due
   to consolidation                           (924)        (6)
                                          --------   --------
Net cash used by investing activities      (17,966)   (18,649)




                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Amounts in thousands)
                                  (unaudited)


                                            1997       1996
                                          ---------  ---------

Financing activities:
  Proceeds from secured bank financing    $ 34,000   $  1,750
  Payments of secured bank financing       (21,582)    (2,563)
  Distributions to minority interests         (983)         -
  Capital contributions from minority
   interests                                 4,111          -
  Reduction of obligation under capital
   leases                                     (140)      (152)
  Issuance of Common Stock, net of
   offering costs                              153        939
  Repurchases of Common Stock               (2,932)         -
                                          --------   --------
Net cash provided (used) by financing
 activities                                 12,627        (26)
                                          --------   --------
Net increase (decrease) in cash and
 cash equivalents                           11,789    (11,931)

Cash and cash equivalents at beginning
 of period                                  11,492     41,018
                                          --------   --------
Cash and cash equivalents at end of
 period                                   $ 23,281   $ 29,087
                                          ========   ========

Supplemental schedule of additional
 cash flow information and noncash
 activities:

  Cash paid during the six-month period
   for interest                           $  6,573   $  7,019

  Purchase of cellular system equipment
   through accounts payable                  4,863      3,655


  Purchases of interests in affiliates
   financed with Common Stock                    -      2,922


  Conversion of convertible
   subordinated debentures to
   Common Stock                                  -      2,909

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1995 and 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results for a full year. Certain amounts relating to March 31, 1996 have been reclassified to correspond to the March 31, 1997 classification.

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

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the six months ended March 31, 1997 were as follows (amounts in thousands, except share data):

                                    Common Stock            Capital in
                               ---------------------        Excess of
                                   Shares     Amount        Par Value
                               -------------------------------------------

Balance at September 30, 1996    13,859,740      $14        $168,103

Issuance of Common Stock:
  Exercise of options                 8,125        -             153
  Common Stock repurchased         (102,000)       -          (2,932)
                                 ----------   ------        --------

Balance at March 31, 1997        13,765,865      $14        $165,324
                                 ==========   ======        ========

          At March 31, 1997 the Company had 1,915,900 options outstanding at a weighted average exercise price of $23.82.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaduited)

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

          The following table reflects activity in the six months ended March 31, 1997 and 1996 giving effect to the costs associated with the program described above (amounts in thousands).

                                                    Six Months      Six Months
                                                      ended           ended
                                                  March 31, 1997  March 31, 1996
                                                ----------------  --------------

            Cost of equipment sales                 $1,077          $2,953
            Cost of equipment owned by the
             Company, but provided to
             subscribers to use:
               New subscribers                       3,800           1,153
               Existing subscribers                  1,367             420
                                                    ------          ------
                                                    $6,244          $4,526
                                                    ======          ======

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1997, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Subsequent events
          -----------------

          Subsequent to March 31, 1997, the Company sold 10% of one of its managed MSA markets to a partner in such market for approximately $436,000 in cash, pursuant to an option granted at the time of the Company's purchase of such market.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

          The Company generated operating income during the six months ended March 31, 1997 and the fiscal years ended September 30, 1996 and 1995 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1996 and 1995, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

          Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended March 31, 1997. The results of operations of 44 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended March 31, 1996. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to March 31, 1996. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

          Equity in net loss of affiliates includes the net loss of TVX, Inc. and the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended March 31, 1997, 18 markets were accounted for under the equity method, compared to 20 such markets for the quarter ended March 31, 1996. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for both quarters ended March 31, 1997 and March 31, 1996.

          Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At March 31, 1997, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

          There exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth quarters, and operating expenses, which tend to be highest in the first quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: In addition to historical information, this report includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater than anticipated competition resulting in price reductions, new product offerings or higher customer acquisition costs; better than expected customer growth necessitating increased investment in network capacity; negative economies that could result if one or more agreements to manage markets are not renewed; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; and the impact of deployment of new technologies on capital spending.

Results of Operations
---------------------

          Three Months Ended March 31, 1997 and 1996.  Cellular service
          ------------------------------------------
revenues, including in-roaming revenues, increased by 33%, or $7,778,000, from $23,289,000 for the quarter ended March 31, 1996 to $31,067,000 for the quarter ended March 31, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 44 during the quarter ended March 31, 1996 to 46 during the quarter ended March 31, 1997. Growth in subscribers accounted for 82% of the increase, and the number of consolidated markets accounted for 18% of the increase. In-roaming revenues increased by 29%, or $1,473,000, from $5,088,000 for the quarter ended March 31, 1996 to $6,561,000 for the quarter ended March 31, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

          Average monthly revenue per subscriber, including in-roaming, decreased from $55 for the quarter ended March 31, 1996 to $51 for the quarter ended March 31, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month decreased from $12 to $11, again reflecting declining prices to the consumer.

          Cost of cellular service as a percentage of service revenues increased to 21% for the quarter ended March 31, 1997 from 19% for the quarter ended March 31, 1996. The Company has negotiated some interconnect agreements and is in the process of renegotiating others. Once negotiations are completed, the Company expects cost of cellular service as a percentage of service revenues to decline.

          Equipment sales increased 122% from $301,000 for the quarter ended March 31, 1996 to $667,000 for the quarter ended March 31, 1997 due primarily to increases in sales of accessories. This increase was partially offset by the effects of the Company's customer satisfaction and pricing program which was introduced in February 1996. The program packages the use of a handset, airtime and long-distance within one area code for one monthly fee, which results in no handset revenue. Cost of equipment sales increased 43% from $2,312,000 for the three months ended March 31, 1996 to $3,305,000 for the three months ended March 31, 1997. Approximately $1,916,000 and $644,000 of the three months ended March 31, 1997 cost of equipment sales related to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

          General and administrative costs of cellular operations increased 28% from $5,258,000 during the quarter ended March 31, 1996 to $6,708,000 during the quarter ended March 31, 1997, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 23% for the quarter ended March 31, 1996 to 22% for the quarter ended March 31, 1997. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

          Marketing and selling costs increased 3% from $5,222,000 for the quarter ended March 31, 1996 to $5,372,000 for the quarter ended March 31, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 16% from $262 for the quarter ended March 31, 1996 to $225 for the quarter ended March 31, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

          Depreciation and amortization relating to cellular operations increased 17% from $4,362,000 for the quarter ended March 31, 1996 to $5,097,000 for the quarter ended March 31, 1997, primarily related to increased property and equipment balances.

          Corporate costs and expenses for the quarter ended March 31, 1996 were $1,941,000, which represented gross expenses of $3,537,000 less amounts allocated to nonconsolidated affiliates of $1,596,000. Corporate costs and expenses for the quarter ended March 31, 1997 were $340,000, which represented gross expenses of $1,831,000 less amounts allocated to nonconsolidated affiliates of $1,491,000. The decrease in corporate costs and expenses was due primarily to the elimination of a reserve related to the paging company which was not allocated to affiliates. This reserve was deemed unnecessary due to the Company's recent partnering agreement with AirTouch Cellular to provide nationwide paging services. In addition, the decrease is due to the write-off of certain assets related to the Company's corporate office move during the three months ended March 31, 1996 which did not recur during the three months ended March 31, 1997.

          Equity in net loss of affiliates increased 207% from $431,000 for the quarter ended March 31, 1996 to $1,324,000 for the quarter ended March 31, 1997. The increase was due to recognition of the entire $1,100,000 net loss of TVX, Inc. which was $450,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflects that the Company is currently the sole source of funding of TVX, Inc.

          Interest expense increased 4% from $7,192,000 for the quarter ended March 31, 1996 to $7,500,000 for the quarter ended March 31, 1997. Cash paid for interest decreased 3% from $5,703,000 during the quarter ended March 31, 1996 to $5,520,000 during the quarter ended March 31, 1997.

          Interest income decreased 38% from $2,929,000 for the quarter ended March 31, 1996 to $1,830,000 for the quarter ended March 31, 1997. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

          Six Months Ended March 31, 1997 and 1996.  Cellular service revenues,
          ----------------------------------------
including in-roaming revenues, increased by 37%, or $17,614,000, from $47,068,000 for the six months ended March 31, 1996 to $64,682,000 for the six months ended March 31, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire six months from 44 during the six months ended March 31, 1996 to 46 during the six months ended March 31, 1997. Growth in subscribers accounted for 83% of the increase, and the number of consolidated markets accounted for 17% of the increase. In-roaming revenues increased by 37%, or $4,036,000, from $10,808,000 for the six months ended March 31, 1996 to $14,844,000 for the six months ended March 31, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

          Average monthly revenue per subscriber, including in-roaming, decreased from $58 for the six months ended March 31, 1996 to $56 for the six months ended March 31, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month remained unchanged at $13 for the six months ended March 31, 1997 and 1996.

          Cost of cellular service increased as a percentage of service revenues from 20% for the six months ended March 31, 1996 to 21% for the six months ended March 31, 1997. The Company has negotiated some interconnect agreements and is in the process of renegotiating others. Once negotiations are completed, the Company expects cost of cellular service as a percentage of service revenues to decline.

          Equipment sales decreased 3% from $1,593,000 for the six months ended March 31, 1996 to $1,548,000 for the six months ended March 31, 1997 due primarily to the effects of the Company's customer satisfaction and pricing program which was introduced in February 1996 which was offset by increased accessory sales. Cost of equipment sales increased 38% from $4,526,000 for the six months ended March 31, 1996 to $6,244,000 for the six months ended March 31, 1997. Approximately $3,800,000 and $1,367,000 of the six months ended March 31, 1997 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

          General and administrative costs of cellular operations increased 27% from $11,144,000 during the six months ended March 31, 1996 to $14,172,000 during the six months ended March 31, 1997, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. General and administrative costs as a percentage of service revenues decreased from 24% for the six months ended March 31, 1996 to 22% for the six months ended March 31, 1997. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

          Marketing and selling costs increased 10% from $10,773,000 for the six months ended March 31, 1996 to $11,811,000 for the six months ended March 31, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 8% from $252 for the six months ended March 31, 1996 to $233 for the six months ended March 31, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

          Depreciation and amortization relating to cellular operations increased 13% from $8,775,000 for the six months ended March 31, 1996 to $9,905,000 for the six months ended March 31, 1997, primarily related to increased property and equipment balances.

          Corporate costs and expenses for the six months ended March 31, 1996 were $2,592,000, which represented gross expenses of $5,825,000 less amounts allocated to nonconsolidated affiliates of $3,233,000. Corporate costs and expenses for the six months ended March 31, 1997 were $1,240,000, which represented gross expenses of $4,243,000 less amounts allocated to nonconsolidated affiliates of $3,003,000. The decrease in corporate costs and expenses was due primarily to the elimination of a reserve related to the paging company which was not allocated to affiliates. This reserve was deemed unnecessary due to the Company's recent partnering agreement with AirTouch Cellular to provide nationwide paging services. In addition, the decrease is due to the write-off of certain assets related to the Company's corporate office move during the six months ended March 31, 1996 which did not recur during the six months ended March 31, 1997.

          Equity in net loss of affiliates increased 34% from $1,443,000 for the six months ended March 31, 1996 to $1,932,000 for the six months ended March 31, 1997. The increase was due primarily to decreased losses in nonconsolidated affiliates, offset by recognition of the entire $2,200,000 net loss of TVX, Inc. which was $900,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflects that the Company is currently the sole source of funding of TVX, Inc.

          Interest expense increased 3% from $14,404,000 for the six months ended March 31, 1996 to $14,817,000 for the six months ended March 31, 1997. Cash paid for interest decreased 6% from $7,019,000 during the six months ended March 31, 1996 to $6,573,000 during the six months ended March 31, 1997.

          Interest income decreased 45% from $6,469,000 for the six months ended March 31, 1996 to $3,583,000 for the six months ended March 31, 1997. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

Acquisitions and Sales
----------------------

          In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

          Subsequent to March 31, 1997, the Company sold 10% of one of its managed MSA markets to a partner in such market for approximately $436,000 in cash, pursuant to an option granted at the time of the Company's purchase of such market.

Changes in Financial Condition
------------------------------

          Net cash provided by operating activities was $17,128,000 during the six months ended March 31, 1997, composed primarily of $14,754,000 from the net loss after adjustments to reconcile net cash provided by operating activities and cash provided by changes to working capital of $2,374,000.

          Net cash used by investing activities was $17,966,000 for the six months ended March 31, 1997, including $16,917,000 required to fund the purchase of property and equipment and investment in cellular system equipment, offset by $924,000 to purchase of interests in affiliates.

          Net cash provided by financing activities was $12,627,000 for the six months ended March 31, 1997 from proceeds from long-term debt of $12,418,000 and net capital contributions from minority interests of $3,128,000. These amounts were offset by repurchases of Common Stock of $2,932,000.

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

          The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates. In addition to budgeted capital requirements, the Company is constantly evaluating the acquisition of additional cellular properties and, to the extent the Company consummates future acquisitions, additional capital may be required.

          As of March 31, 1997, the Company had unused commitments under the Credit Agreement of $127,666,000, of which $40,250,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at March 31, 1997, the Company, on a consolidated basis, had available $23,281,000 of cash and cash equivalents.

          Capital expenditures in managed markets including corporate capital, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the six months ended March 31, 1997 were approximately $19,700,000. These expenditures were primarily for 27 new cell sites, channel expansion, paging infrastructure and corporate assets. The Company expects capital expenditures for the remainder of fiscal year 1997 to be $31,200,000 to optimize coverage, upgrade switching capacity, increase channel capacity and for paging infrastructure.

          The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the 11 1/4% Subordinated Notes due 2005. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the remainder of fiscal year 1997 will be $6,166,000. Revolving loan indebtedness outstanding under the Credit Agreement will convert to term loan indebtedness at December 31, 1997 and will be amortized over the next three years. See "The Credit Agreement" below.

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

          In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At March 31, 1997, the Company had repurchased 149,500 shares at prices ranging from $27.75 to $29.125 for an aggregate price of $4,310,938.

          The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has
          --------------------
agreed to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of March 31, 1997, $40,250,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. The outstanding balance under the Credit Agreement was approximately $37,334,000 at March 31, 1997. The Credit Agreement provides, at the Company's option, for interest at a margin over prime or LIBOR (.50% and 2.00% at March 31, 1997, respectively). The interest rate margin is determined based upon the maintenance of certain debt to cash flow ratios. At October 1, 1996 the interest rate margin was 1.00% over prime and 2.50% over LIBOR. On January 1, 1997 the interest rate margin was reduced to .75% over prime and 2.25% over LIBOR. On January 30, 1997, the interest rate margin was reduced to .50% over prime and 2.00% over LIBOR. Effective January 1, 1997, CIFC and CoBank amended the Credit Agreement to extend the term period of the facility to December 31, 1997 with a three-year principal amortization upon the loan termination. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

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

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,530,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,183,000 pops and 10 MSA markets having a total of 1,308,000 pops, of which the Company's interests represent 2,854,000 net Company pops and 677,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 56 managed markets. As of March 31, 1997, the Company had net advances of $259,145,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $212,148,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $2,397,000. The assets of the affiliates in which the Company has investments or advances as of March 31, 1997, represent 4,339,000 pops, which include 3,539,000 net Company pops and 800,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $46,997,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,172,000 total pops and 3,208,000 net Company pops. As of March 31, 1997, the RSA and MSA managed markets had 180,999 and 63,454 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of May 9, 1997, is summarized in the following table.

                               Net Company
   MSA or                      Interest in      1995            Net Company
RSA Code (1)         State     Licensee(2)  Population (3)(6)       Pops (4)
------------    -------------- -----------  -----------------   ------------
   MSAs:
         141      Minnesota      16.34%        241,467           39,456
         185      Indiana        16.67%        169,996           28,338
     241*(5)      Colorado       73.99%        128,834           95,324
     253*(5)      Iowa           74.50%        120,090           89,467
     267*(5)      South Dakota   51.00%        136,948           69,843
     268*(5)      Montana        77.05%        124,991           96,306
         279      Maine          11.11%        103,825           11,534
     289*(5)      South Dakota  100.00%        111,008          111,008
     297*(5)      Montana       100.00%         81,860           81,860
     298*(5)      North Dakota   60.00%         89,182           53,509
                                             ---------          -------
Total MSA                                    1,308,201          676,645


                                 Net Company
   MSA or                         Interest in          1995          Net Company
RSA Code (1)          State      Licensee (2)   Population (3)(6)     Pops (4)
------------    ---------------- ------------   -----------------    -----------
RSAs:
348*              Colorado           10.00%         45,735                4,574
349*(5)           Colorado           61.75%         61,982               38,274
351*(5)           Colorado           61.75%         69,660               43,015
352*(5)           Colorado           66.00%         28,096               18,543
353*(5)           Colorado          100.00%         70,398               70,398
354*(5)           Colorado (B1)      69.40%         45,704               31,719
355*              Colorado           49.00%         45,191               22,144
356*              Colorado (B1)      49.00%         24,852               12,177
389               Idaho              50.00%         69,570               34,785
390               Idaho              33.33%         16,271                5,423
392*(5)           Idaho (B1)        100.00%        138,640              138,640
393*(5)           Idaho              91.64%        290,301              266,032
415               Iowa               10.11%        155,123               15,689
416 (5)           Iowa               78.57%        108,909               85,570
417*(5)           Iowa              100.00%        154,029              154,029
419*              Iowa               44.92%         54,713               24,576
420*(5)           Iowa              100.00%         63,639               63,639
424*              Iowa               50.00%         66,874               33,437
425*              Iowa               13.28%        107,540               14,286
426*              Iowa               49.14%         84,145               41,347
27*               Iowa               49.17%        104,222               51,242
428               Kansas              3.07%         28,100                  863
429               Kansas              3.07%         30,793                  945
430               Kansas              3.07%         52,838                1,622
431               Kansas              3.07%        139,000                4,267
432               Kansas              3.07%         30,818                  946
433               Kansas              3.07%         20,322                  624
434               Kansas              3.07%         80,841                2,482
435               Kansas              3.07%        130,085                3,994
436               Kansas              3.07%         58,827                1,806
437               Kansas              3.07%        107,888                3,312
438               Kansas              3.07%         83,409                2,561
439               Kansas              3.07%         43,269                1,328
440               Kansas              3.07%         29,648                  910
441               Kansas              3.07%        174,109                5,345
442               Kansas              3.07%        154,451                4,742
512               Missouri (B1)      14.70%         55,832                8,207
523*(5)           Montana (B1)      100.00%         71,238               71,238
523*(5)           Montana (B2)      100.00%         76,396               76,396
524*(5)           Montana (B1)       79.40%         34,534               27,420
526*(5)           Montana (B1)      100.00%         21,606               21,606
527*(5)           Montana           100.00%        185,108              185,108
528*(5)           Montana            80.88%         64,763               52,377
529*(5)           Montana            87.25%         29,470               25,713
530*(5)           Montana            80.88%         90,681               73,338
531*(5)           Montana           100.00%         33,158               33,158
532*(5)           Montana           100.00%         20,150               20,150


                                     Net Company
   MSA or                             Interest in      1995               Net Company
RSA Code (1)            State        Licensee (2)  Population (3)(6)        Pops (4)
------------    -----------------   -------------- -----------------    ----------------
553*(5)           New Mexico (B2)       58.36%        112,118                65,432
555               New Mexico            12.25%         85,123                10,428
557               New Mexico            16.33%         58,288                 9,519
580*(5)           North Dakota          53.36%        102,631                54,763
581*              North Dakota          49.00%         60,484                29,637
582               North Dakota          41.45%         90,761                37,620
583*              North Dakota          49.00%         64,068                31,393
584*(5)           North Dakota          61.75%         49,088                30,312
634*(5)           South Dakota         100.00%         36,925                36,925
635*(5)           South Dakota         100.00%         22,682                22,682
636*(5)           South Dakota         100.00%         53,571                53,571
638*(5)           South Dakota (B1)    100.00%         16,390                16,390
638*(5)           South Dakota (B2)    100.00%          8,922                 8,922
639*(5)           South Dakota (B1)    100.00%         36,165                36,165
639*(5)           South Dakota (B2)    100.00%          3,250                 3,250
640*(5)           South Dakota          64.49%         66,695                43,012
641*(5)           South Dakota          61.13%         73,708                45,058
642*              South Dakota          49.00%         95,097                46,598
675*(5)           Utah                 100.00%         54,892                54,892
676*(5)           Utah                 100.00%        101,360               101,360
677*(5)           Utah (B3)            100.00%         39,137                39,137
678*(5)           Utah                  80.00%         27,699                22,159
718*(5)           Wyoming               66.00%         49,619                32,749
719*(5)           Wyoming              100.00%         75,369                75,369
720*(5)           Wyoming              100.00%        146,385               146,385
                                                    ---------             ---------

Total RSA                                           5,183,355             2,853,725
                                                    ---------             ---------
Total MSA and RSA                                   6,491,556             3,530,370
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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                     Number of                  Estimated Population                             Number of
                Operating Systems               of Operating Systems                            Subscribers
                ------------------     -------------------------------------------     -----------------------------  Subscriber
                  Total   MSA  RSA       Total          MSA               RSA           Total       MSA      RSA        Growth
                -------   ---  ---     ---------     -----------     -------------     -------    -------   --------  -----------
Sept. 30, 1987        0     0    0             0            0                     0           0          0         0
Sept. 30, 1988        4     4    0       504,529      504,529 (1)                 0         424        424         0
Sept. 30, 1989        4     4    0       500,804      500,804 (2)                 0       1,362      1,362         0    221.23%
Sept. 30, 1990       18     4   14     1,687,481      500,804 (2)      1,186,677 (2)      6,444      3,513     2,931    373.13%
Sept. 30, 1991       49     5   44     3,509,779      566,722 (3)      2,943,057 (3)     17,952      6,387    11,565    178.58%
Sept. 30, 1992       49     5   44     3,509,779      566,722 (3)      2,943,057 (3)     35,884     11,119    24,765     99.89%
Sept. 30, 1993       50     6   44     3,665,758      644,526 (4)      3,021,232 (4)     60,381     17,898    42,483     68.27%
Sept. 30, 1994       55     7   48     3,906 063      771,660 (5)      3,134,403 (5)     99,002     30,711    68,291     63.96%
Sept. 30, 1995       56     7   49     4,220,975      785,866 (6)      3,435,109 (6)    151,482     42,401   109,081     53.01%
Sept. 30, 1996       55     7   48     4,105,119      792,913 (7)      3,312,206 (7)    211,278     55,896   155,382     39.47%
Dec. 31, 1996        56 (8) 7   49 (8) 4,171,993 (8)  792,913 (7)      3,379,080 (7)(8) 231,067(8)  60,421   170,646      9.37%(8)
March 31, 1997       56     7   49     4,171,993      792,913 (7)      3,379,080 (7)    244,453     63,454   180,999      6.07%
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

        (All amounts in thousands, except subscriber count and markets)

                                                           Six Months ended March 31,
                             ------------------------------------------------------------------------------------
                                 1997      1996           1997           1996              1997          1996
                             ------------------------------------------------------------------------------------
                                  Combined (1)          Financed Proportionate (2)      Company Proportionate (3)
                             --------------------     ----------------------------    ---------------------------
MANAGED MARKETS
Revenues:
 Cellular service              $ 58,739  $ 44,085       $ 54,945        $ 40,890          $ 44,468   $ 32,112
 In-roaming                      17,381    13,891         16,258          12,818            13,365     10,103
 Equipment sales                  1,646     1,794          1,558           1,640             1,323      1,325
                               --------  --------       --------        --------          --------   --------
   Total revenues                77,766    59,770         72,761          55,348            59,156     43,540
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)       14,447    11,565         13,759          10,767            11,311      8,380
   Equipment sales                6,862     5,258          6,378           4,741             5,385      3,769
 General and administrative      16,611    13,620         15,545          12,651            12,566      9,939
 Marketing and selling           14,303    13,398         13,383          12,350            10,724      9,712
                               --------  --------       --------        --------          --------   --------
   Total cash costs and
     expenses                    52,223    43,841         49,065          40,509            39,986     31,800
                               --------  --------       --------        --------          --------   --------
EBITDA                         $ 25,543  $ 15,929       $ 23,696        $ 14,839          $ 19,170   $ 11,740
                               ========  ========       ========        ========          ========   ========

Capital expenditures           $ 19,749  $ 16,635       $ 18,816        $ 15,845          $ 16,349   $ 14,731

Subscriber count                244,453   180,506        224,803         165,788           182,093    130,824
Total markets                        56        55             56              55                56         55

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)      $ 61,825  $ 43,837       $  9,765        $  7,014          $  7,288   $  4,231
 Equipment sales                  3,750     3,575            405             384               302        276
                               --------  --------       --------        --------          --------   --------
   Total revenues                65,575    47,412         10,170           7,398             7,590      4,507
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service              13,908    10,324          2,370           1,942             1,833      1,132
   Equipment sales                4,771     3,728            655             456               468        315
 General and administrative      10,500     8,776          2,094           1,483             1,469        864
 Marketing and selling           13,523     9,523          2,155           1,538             1,693        996
                               --------  --------       --------        --------          --------   --------
   Total cash costs
     and expenses                42,702    32,351          7,274           5,419             5,463      3,307
                               --------  --------       --------        --------          --------   --------
EBITDA                         $ 22,873  $ 15,061       $  2,896        $  1,979          $  2,127   $  1,200
                               ========  ========       ========        ========          ========   ========

Capital expenditures           $  7,863  $  4,216       $  1,601        $  1,583          $  1,029   $    963

Subscriber count                179,769   129,939         28,478          20,119            20,948     12,362
Total markets                        26        27             26              27                26         27


                                            Six Months ended March 31,
                                            --------------------------
                                                 1997        1996
                                              ----------  ----------
Reconciliation From Company
 Proportionate EBITDA to Consolidated
  Reporting
Total proportionate EBITDA (managed and
 nonmanaged markets)                           $ 21,297     $12,940
Proportionate depreciation and
 amortization                                    (8,619)     (7,688)
Proportionate interest expense                   (4,623)     (5,151)
Equity in nonlicensee affiliates                 (3,311)     (2,311)
Minority interests                                1,719         (67)
Intercompany interest                             4,072       4,621
Amortization of license costs not owned
 by affiliates                                   (1,978)     (1,243)
Unallocated corporate expenses                   (1,240)     (2,591)
Gain (loss) on sales of affiliates                    -        (250)
Interest expense (net) and other                (11,606)     (6,349)
                                               --------     -------

Consolidated net loss                          $ (4,289)    $(8,089)
                                               ========     =======

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a) Exhibits

             10.1  Retirement and Consulting Agreement

         (b) Reports on Form 8-K filed during the six months ended March 31, 1997:

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  May 15, 1997        By:  /s/Daniel P. Dwyer
                                ------------------------------------------------
                                Daniel P. Dwyer
                                Executive Vice President, Treasurer &
                                Chief Financial Officer



Date:  May 15, 1997        By:  /s/Andrew J. Gardner
                                ------------------------------------------------
                                Andrew J. Gardner
                                Senior Vice President and Controller
                                (Principal Accounting Officer)