Form 10-Q
period 1997-06-30
COMMNET CELLULAR INC
filed 1997-08-14
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  June 30, 1997
                                         -------------

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

The number of shares of the registrant's Common Stock outstanding as of August 8, 1997 was 13,766,340.

                             COMMNET CELLULAR INC.
                           FORM 10-Q - JUNE 30, 1997


                                     INDEX


Part I                    Financial Information                                                Page
------                    ---------------------                                                ----

Item 1                    Financial Statements

                          Consolidated Condensed Balance Sheets -
                             June 30, 1997 and September 30, 1996                                 1

                          Consolidated Condensed Statements of Operations -
                             Three Months Ended June 30, 1997 and
                             June 30, 1996                                                        3

                          Consolidated Condensed Statements of Operations -
                             Nine Months Ended June 30, 1997 and
                             June 30, 1996                                                        4

                          Consolidated Condensed Statements of Cash Flows -
                             Nine Months Ended June 30, 1997 and
                             June 30, 1996                                                        5

                          Notes to Consolidated Condensed Financial
                             Statements                                                           7

Item 2                    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                  9


Part II                   Other Information
-------                   -----------------

Item 6                    Exhibits and Reports on Form 8-K                                       22

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                           June 30,    September 30,
                 Assets                      1997          1996
---------------------------------------   -----------  -------------
                                          (unaudited)
Current assets:
    Cash and cash equivalents                $  9,925   $ 11,492
    Accounts receivable, net of
       allowance for doubtful accounts
       of $3,471 and $1,947 at June 30,
       1997 and September 30, 1996,
       respectively                            22,650     19,933
    Inventory and other                         3,834      3,949
                                             --------   --------

         Total current assets                  36,409     35,374


Investment in and advances to affiliates       54,814     57,245

Investment in cellular system equipment        16,729     11,809

Property and equipment, at cost:
    Cellular system equipment                 143,034    126,305
    Land, buildings and improvements           29,971     25,977
    Furniture and equipment                    19,094     17,144
                                             --------   --------

                                              192,099    169,426
    Less accumulated depreciation              63,112     51,327
                                             --------   --------

         Net property and equipment           128,987    118,099

Other assets, less accumulated amortization
    of $31,077 and $33,166 at June 30, 1997
    and September 30, 1996, respectively:
        FCC licenses and filing rights        100,738    103,251
        Deferred loan costs and other           6,102      6,059
                                             --------   --------

         Total other assets                   106,840    109,310
                                             --------   --------

                                             $343,779   $331,837
                                             ========   ========


                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)


                                                       June 30,    September 30,
    Liabilities and Stockholders' Equity                 1997          1996
---------------------------------------------        -----------   -------------
                                                     (unaudited)
Current liabilities:
    Accounts payable - trade                          $   7,193       $   5,584
    Accrued commissions                                     953           1,197
    Accrued interconnect costs                            1,107             650
    Accrued operating taxes                               2,398           2,334
    Accrued income taxes                                    191             330
    Other accrued liabilities                             4,569           2,794
    Interest payable                                         37           2,556
    Current portion of secured bank
       financing and other long-term debt                 1,666           3,683
                                                      ---------       ---------

            Total current liabilities                    18,114          19,128



Long-term debt:
    Secured bank financing                               26,641          20,825
    Note payable and other long-term debt                 2,916           3,057
    11 3/4% senior subordinated discount notes          154,675         141,963
    11 1/4% subordinated notes                           80,000          80,000

Minority interests                                        6,140           3,882

Commitments

Stockholders' equity:
    Preferred Stock, $.01 par value; 1,000,000
       shares authorized; no shares issued                   --              --
    Common Stock, $.001 par value; 40,000,000
       shares authorized; 13,766,340 and 13,859,740
       shares issued at June 30, 1997 and
       September 30, 1996, respectively                      14              14
    Capital in excess of par value                      165,330         168,103
    Accumulated deficit                                (110,051)       (105,135)
                                                      ---------       ---------

            Total stockholders' equity                   55,293          62,982
                                                      ---------       ---------

                                                      $ 343,779       $ 331,837
                                                      =========       =========


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                         1997            1996
                                                       --------        --------
Revenues:
   Cellular service                                    $ 27,671        $ 22,000
   In-roaming                                             9,400           7,247
   Equipment sales                                        1,047             518
                                                       --------        --------
                                                         38,118          29,765

Costs and expenses:
   Cellular operations:
      Cost of cellular service                            6,834           5,668
      Cost of equipment sales (Note 4)                    3,186           2,798
      General and administrative                          7,998           5,462
      Marketing and selling                               5,535           5,230
      Depreciation and amortization                       5,124           4,597
   Corporate:
      General and administrative                          2,147           2,749
      Depreciation and amortization                         685             515
      Less amounts allocated to nonconsolidated
          affiliates                                     (1,648)         (1,573)
                                                       --------        --------

                                                         29,861          25,446
                                                       --------        --------

Operating income                                          8,257           4,319

Equity in net loss of affiliates                         (2,652)            (82)
Minority interest in net income of consolidated
    affiliates                                             (730)           (304)
Gain on sales of affiliates and other                       349              --
Interest expense                                         (7,389)         (6,972)
Interest income                                           1,538           2,071
                                                       --------        --------

Net loss                                               $   (627)       $   (968)
                                                       ========        ========

Net loss per common share                              $  (0.05)       $  (0.07)
                                                       ========        ========

Weighted average shares outstanding                      13,766          13,860
                                                       ========        ========


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                                        1997            1996
                                                      ---------       ---------
Revenues:
    Cellular service                                  $  77,509       $  58,260
    In-roaming                                           24,244          18,055
    Equipment sales                                       2,595           2,111
                                                      ---------       ---------

                                                        104,348          78,426

Costs and expenses:
    Cellular operations:
        Cost of cellular service                         20,096          15,024
        Cost of equipment sales (Note 4)                  9,430           7,325
        General and administrative                       22,170          16,606
        Marketing and selling                            17,346          16,003
        Depreciation and amortization                    15,029          13,372
    Corporate:
        General and administrative                        5,300           6,491
        Depreciation and amortization                     1,775           2,596
        Less amounts allocated to nonconsolidated
            affiliates                                   (4,651)         (4,806)
                                                      ---------       ---------

                                                         86,495          72,611
                                                      ---------       ---------

Operating income                                         17,853           5,815

Equity in net loss of affiliates                         (4,584)         (1,525)
Minority interest in net income of consolidated
   affiliates                                            (1,591)           (673)
Gain (loss) on sales of affiliates and other                349            (250)
Interest expense                                        (22,064)        (20,963)
Interest income                                           5,121           8,540
                                                      ---------       ---------

Net loss                                              $  (4,916)      $  (9,056)
                                                      =========       =========

Net loss per common share                             $   (0.36)      $   (0.66)
                                                      =========       =========

Weighted average shares outstanding                      13,767          13,679
                                                      =========       =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                            (Amounts in thousands)
                                  (unaudited)

                                                                      1997       1996
                                                                    --------   --------
Operating activities:
   Net loss                                                         $(4,916)   $(9,056)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Minority interest                                              1,591        673
       Depreciation and amortization                                 16,804     15,968
       Equity in net loss of affiliates                               4,584      1,525
       Loss (gain) on sales of affiliates and others                   (349)       250
       Interest expense on 11 3/4% senior subordinated
       discount notes                                                12,712     11,341
       CoBank patronage income                                          (99)      (289)
       Accrued interest on advances to affiliates                    (4,251)    (7,042)
   Change in operating assets and liabilities, net of effects from consolidating acquired interests:
       Accounts receivable                                           (2,717)    (1,760)
       Inventory and other                                              115       (813)
       Accounts payable and accrued liabilities                       2,231     (1,692)
       Accrued interest                                              (2,519)     1,679
                                                                    -------    -------

Net cash provided by operating activities                            23,186     10,784

Investing activities:
   Purchase of available-for-sale securities                             --       (987)
   Sale of available-for-sale securities                                 --        987
   Reductions in (additions to) investments in and advances to
       affiliates                                                     1,230     (1,498)
   Additions to investment in cellular system equipment              (4,920)    (3,304)
   Additions to property and equipment                              (23,503)   (19,634)
   Reductions in (additions to) other assets                           (915)       123
   Proceeds from sales of interests in affiliates                       829        614
   Purchase of interests in affiliates, net of cash acquired and net of assets and liabilities recorded due to
       consolidation                                                  (924)    (2,876)
                                                                    -------    -------

Net cash used by investing activities                               (28,203)   (26,575)


                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Amounts in thousands)
                                  (unaudited)


                                               1997        1996
                                            ---------   ---------
Financing activities:
  Proceeds from secured bank financing      $ 43,336    $  9,250
  Payments of secured bank financing         (39,484)    (15,066)
  Distributions to minority interests         (1,545)         --
  Capital contributions from minority
   interests                                   4,111          --
  Reduction of obligation under capital
   leases                                       (195)       (230)
  Issuance of Common Stock, net of
   offering costs                                159         949
  Repurchases of Common Stock                 (2,932)         --
                                            --------    --------
Net cash provided (used) by financing
 activities                                    3,450      (5,097)
                                            --------    --------

Net decrease in cash and cash
 equivalents                                  (1,567)    (20,888)


Cash and cash equivalents at beginning
 of period                                    11,492      41,018
                                            --------    --------

Cash and cash equivalents at end of
 period                                     $  9,925    $ 20,130
                                            ========    ========

Supplemental schedule of additional
  cash flow information and noncash
  activities:

  Cash paid during the nine-month
    period for interest                     $ 12,013    $  8,357

  Purchase of cellular system
    equipment through accounts payable         3,408       4,322

  Purchases of interests in
    affiliates financed with Common Stock         --       5,529

  Conversion of convertible subordinated
    debentures to Common Stock                    --       2,909

                            See accompanying notes.

                            COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1995 and 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results for a full year. Certain amounts relating to June 30, 1996 have been reclassified to correspond to the June 30, 1997 classification.

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

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the nine months ended June 30, 1997 were as follows (amounts in thousands, except share data):


                                             Common Stock           Capital in
                                      --------------------------     Excess of
                                          Shares       Amount        Par Value
                                      --------------------------    -----------
Balance at September 30, 1996          13,859,740           $ 14       $168,103

Issuance of Common Stock:
  Exercise of options                       8,600             --            159
  Common Stock repurchased               (102,000)            --         (2,932)
                                       ----------           ----       --------

 Balance at June 30, 1997              13,766,340           $ 14       $165,330
                                       ==========           ====       ========


          At June 30, 1997 the Company had 1,909,400 options outstanding at a weighted average exercise price of $23.82.

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

          The following table reflects activity in the nine months ended June 30, 1997 and 1996 giving effect to the costs associated with the program described above (amounts in thousands).

                                                     Nine Months    Nine Months
                                                        ended          ended
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------
          Cost of equipment sales                          $2,358         $3,260
          Cost of equipment owned by the
              Company, but provided to
              subscribers to use:
              New subscribers                               5,418          2,978
              Existing subscribers                          1,654          1,087
                                                           ------         ------
                                                           $9,430         $7,325
                                                           ======         ======

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1997, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

          The Company generated operating income during the nine months ended June 30, 1997 and the fiscal years ended September 30, 1996 and 1995 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1996 and 1995, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

          Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended June 30, 1997. The results of operations of 46 markets, 44 of which were consolidated for the entire period, are included in the consolidated results for the quarter ended June 30, 1996. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

          Equity in net loss of affiliates includes losses related to the Company's investment in TVX, Inc. and the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. Eighteen markets were accounted for under the equity method for the quarter ended June 30, 1997 and June 30, 1996. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarter ended June 30, 1997 and June 30, 1996.

          Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At June 30, 1997, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

          There exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth quarters, and operating expenses, which tend to be highest in the first quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: All statements included herein, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater than anticipated competition resulting in price reductions, new product offerings or higher customer acquisition costs; better than expected customer growth necessitating increased investment in network capacity; negative economies that could result if one or more agreements to manage markets are not renewed; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; and the impact of deployment of new technologies on capital spending.

Results of Operations
---------------------

          Three Months Ended June 30, 1997 and 1996.  Cellular service revenues,
          -----------------------------------------
including in-roaming revenues, increased by 27%, or $7,824,000, from $29,247,000 for the quarter ended June 30, 1996 to $37,071,000 for the quarter ended June 30, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire quarter from 44 during the quarter ended June 30, 1996 to 46 during the quarter ended June 30, 1997. Growth in subscribers accounted for 94% of the increase, and the number of consolidated markets accounted for 6% of the increase. In-roaming revenues increased by 30%, or $2,153,000, from $7,247,000 for the quarter ended June 30, 1996 to $9,400,000 for the quarter ended June 30, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates are expected to decline, consistent with industry trends.

          Average monthly revenue per subscriber, including in-roaming, decreased from $64 for the quarter ended June 30, 1996 to $58 for the quarter ended June 30, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month decreased from $16 to $15, again reflecting declining prices to the consumer.

          Cost of cellular service as a percentage of service revenues decreased to 18% for the quarter ended June 30, 1997 from 19% for the quarter ended June 30, 1996. The Company has renegotiated some interconnect agreements for lower prices and is in the process of renegotiating others. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as further negotiations are completed.

          Equipment sales increased 102% from $518,000 for the quarter ended June 30, 1996 to $1,047,000 for the quarter ended June 30, 1997 due primarily to increases in sales of accessories and subscriber additions. Cost of equipment sales increased 14% from $2,798,000 for the three months ended June 30, 1996 to $3,186,00 for the three months ended June 30, 1997. Approximately $1,618,000 and $287,000 of the three months ended June 30, 1997 cost of equipment sales related to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

          General and administrative costs of cellular operations increased 46% from $5,462,000 during the quarter ended June 30, 1996 to $7,998,000 during the quarter ended June 30, 1997, due to a nonrecurring adjustment that reduced property tax expense during the quarter ended June 30, 1996 and the growth in the customer base. The nonrecurring property tax adjustment accounted for 19% of the increase and incremental expenses related to growth in the customer base accounted for 27% of the increase. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. Excluding the property tax adjustment general and administrative costs as a percentage of service revenues decreased from 23% for the quarter ended June 30, 1996 to 22% for the quarter ended June 30, 1997.

          Marketing and selling costs increased 6% from $5,230,000 for the quarter ended June 30, 1996 to $5,535,000 for the quarter ended June 30, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 3% from $234 for the quarter ended June 30, 1996 to $228 for the quarter ended June 30, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

          Depreciation and amortization relating to cellular operations increased 11% from $4,597,000 for the quarter ended June 30, 1996 to $5,124,000 for the quarter ended June 30, 1997, primarily related to increased property and equipment balances.

          Corporate costs and expenses for the quarter ended June 30, 1996 were $1,691,000, which represented gross expenses of $3,264,000 less amounts allocated to nonconsolidated affiliates of $1,573,000. Corporate costs and expenses for the quarter ended June 30, 1997 were $1,184,000, which represented gross expenses of $2,832,000 less amounts allocated to nonconsolidated affiliates of $1,648,000. The decrease in corporate costs and expenses was due primarily to the reversal of a charge related to the paging company. This reserve was deemed unnecessary due to the Company's recent partnering agreement with AirTouch Paging to provide nationwide paging services.

          Equity in net loss of affiliates increased from $82,000 for the quarter ended June 30, 1996 to $2,652,000 for the quarter ended June 30, 1997. The increase was primarily due to recognition of the entire $2,150,000 net loss of TVX, Inc. which was $952,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflects that the Company is currently the sole source of funding of TVX, Inc. In addition, during the quarter ended June 30, 1997, the Company recorded an approximate $1,000,000 reserve related to its investment in TVX, Inc. which is reflected in equity in net loss of affiliates. After giving effect to the reserve, the Company's carrying value of its investment is approximately $2,900,000. Currently, TVX, Inc. is being offered for sale by a business broker, and the Company believes that its investment will be realized upon such sale.

          Interest expense increased 6% from $6,972,000 for the quarter ended June 30, 1996 to $7,389,000 for the quarter ended June 30, 1997. Cash paid for interest increased 307% from $1,338,000 during the quarter ended June 30, 1996 to $5,439,000 during the quarter ended June 30, 1997 due to the semi-annual payment of the Company's 11 1/4% subordinated notes during the quarter ended June 30, 1997. The second semi-annual payment of 1996 occurred during the fourth fiscal quarter of that year.

          Interest income decreased 26% from $2,071,000 for the quarter ended June 30, 1996 to $1,538,000 for the quarter ended June 30, 1997. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

          Nine Months Ended June 30, 1997 and 1996.  Cellular service revenues,
          ----------------------------------------
including in-roaming revenues, increased by 33%, or $25,438,000, from $76,315,000 for the nine months ended June 30, 1996 to $101,753,000 for the nine months ended June 30, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire nine months from 44 during the nine months ended June 30, 1996 to 46 during the nine months ended June 30, 1997. Growth in subscribers accounted for 84% of the increase, and the number of consolidated markets accounted for 16% of the increase. In-roaming revenues increased by 34%, or $6,189,000, from $18,055,000 for the nine months ended June 30, 1996 to $24,244,000 for the nine months ended June 30, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates are expected to decline, consistent with industry trends.

          Average monthly revenue per subscriber, including in-roaming, decreased from $60 for the nine months ended June 30, 1996 to $57 the nine months ended June 30, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month remained unchanged at $14 for the nine months ended June 30, 1997 and 1996.

          Cost of cellular service remained unchanged as a percentage of service revenues at 20% for the nine months ended June 30, 1996 and for the nine months ended June 30, 1997. The Company has renegotiated some interconnect agreements for lower prices and is in the process of renegotiating others. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as further negotiations are completed.

          Equipment sales increased 23% from $2,111,000 for the nine months ended June 30, 1996 to $2,595,000 for the nine months ended June 30, 1997 due primarily to increases in sales of accessories. This increase was partially offset by the effects of the Company's customer satisfaction and pricing program which was introduced in February 1996 allowing subscribers to use handsets and accessories at virtually no fee. Cost of equipment sales increased 29% from $7,325,000 for the nine months ended June 30, 1996 to $9,430,000 for the nine months ended June 30, 1997. Approximately $5,418,000 and $1,654,000 of the nine months ended June 30, 1997 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

          General and administrative costs of cellular operations increased 34% from $16,606,000 during the nine months ended June 30, 1996 to $22,170,000 during the nine months ended June 30, 1997, due to the growth in the customer base and the number of consolidated markets. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. In addition, bad debt expense increased from 1.01% of total revenues during the nine months ended June 30, 1996, to 2.84% of total revenues during the nine months ended June 30, 1997. Consequently, general and administrative costs as a percentage of service revenues remained unchanged at 22% for the nine months ended June 30, 1996 and the nine months ended June 30, 1997.

          Marketing and selling costs increased 8% from $16,003,000 for the nine months ended June 30, 1996 to $17,346,000 for the nine months ended June 30, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 6% from $246 for the nine months ended June 30, 1996 to $231 for the nine months ended June 30, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

          Depreciation and amortization relating to cellular operations increased 12% from $13,372,000 for the nine months ended June 30, 1996 to $15,029,000 for the nine months ended June 30, 1997, primarily related to increased property and equipment balances.

          Corporate costs and expenses for the nine months ended June 30, 1996 were $4,282,000, which represented gross expenses of $9,088,000 less amounts allocated to nonconsolidated affiliates of $4,806,000. Corporate costs and expenses for the nine months ended June 30, 1997 were $2,424,000, which represented gross expenses of $7,075,000 less amounts allocated to nonconsolidated affiliates of $4,651,000. The decrease in corporate costs and expenses was due primarily to the reversal of a charge related to the paging company. This reserve was deemed unnecessary due to the Company's recent partnering agreement with AirTouch Paging to provide nationwide paging services. In addition, the decrease is due to the write-off of certain assets related to the Company's corporate office move during the nine months ended June 30, 1996 which did not recur during the nine months ended June 30, 1997.

          Equity in net loss of affiliates increased 201% from $1,525,000 for the nine months ended June 30, 1996 to $4,584,000 for the nine months ended June 30, 1997. The increase was due primarily to decreased losses in nonconsolidated affiliates, offset by recognition of the entire $4,662,000 net loss of TVX, Inc. which was $2,176,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflects that the Company is currently the sole source of funding of TVX, Inc. In addition, during the quarter ended June 30, 1997, the Company recorded an approximate $1,000,000 reserve related to its investment in TVX, Inc. which is reflected in equity in net loss of affiliates. After giving effect to the reserve, the Company's carrying value of its investment is approximately $2,900,000. Currently, TVX, Inc. is being offered for sale by a business broker, and the Company believes that its investment will be realized upon such sale.

          Interest expense increased 5% from $20,963,000 for the nine months ended June 30, 1996 to $22,064,000 for the nine months ended June 30, 1997. Cash paid for interest increased 44% from $8,357,000 during the nine months ended June 30, 1996 to $12,013,000 during the nine months ended June 30, 1997 due to the semi-annual payment of the Company's 11 1/4% subordinated notes during the quarter ended June 30, 1997. This payment occurred during the fourth fiscal quarter of 1996.

          Interest income decreased 40% from $8,540,000 for the nine months ended June 30, 1996 to $5,121,000 for the nine months ended June 30, 1997. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

Acquisitions and Sales
----------------------

          In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

          In April 1997, the Company sold 10% of one of its managed MSA markets to a partner in such market for approximately $436,000 in cash, pursuant to an option granted at the time of the Company's purchase of such market. In June 1997 the Company sold an additional 9% of this market for approximately $393,000 in cash.

          On May 27, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AV Acquisition Corp. ("Newco"), a wholly-owned subsidiary of Blackstone CCI Capital Partners L.P. ("Blackstone"), providing for the merger of Newco with and into the Company (the "Merger"). Pursuant to the Merger each share of the Company's common stock, par value $.001 per share (including each associated Right, "CommNet Common Stock"), issued and outstanding immediately prior to the effective time of the Merger will be converted, at the election of the holder, into either (a) the right to receive $36.00 in cash or (b) the right to retain one share of CommNet Common Stock. Because 588,611 shares of CommNet Common Stock must be retained by existing CommNet shareholders either through election or proration, the right to receive $36.00 in cash for each share of CommNet Common Stock or to retain that share of CommNet Common Stock is subject to proration, as set forth in the Merger Agreement and described in the Company's Proxy Statement dated August 12, 1997. A copy of the Merger Agreement was filed as an exhibit to the Company's current report on Form 8-K dated May 29, 1997 and is attached to the Proxy Statement as Annex I.

           In order to consummate the Merger, the Federal Communications Commission ("FCC") must approve the transfer of control of the Company to affiliates of Blackstone. Applications seeking these approvals were filed with the FCC on June 20, 1997, were put on public notice on July 12, 1997 and came off public notice on August 11, 1997. On August 11, 1997, five petitions to dismiss or deny the applications were filed with the FCC. The Company intends to object vigorously to the petitions. The Company is currently reviewing the matter and is not yet able to predict the potential impact of the petitions on the Merger.

Changes in Financial Condition
------------------------------

          Net cash provided by operating activities was $23,186,000 during the nine months ended June 30, 1997, composed primarily of $26,076,000 from the net loss after adjustments to reconcile net cash provided by operating activities and cash used by changes in working capital of $2,890,000.

          Net cash used by investing activities was $28,203,000 for the nine months ended June 30, 1997, consisting primarily of $28,423,000 required to fund the purchase of property and equipment and investment in cellular system equipment.

          Net cash provided by financing activities was $3,540,000 for the nine months ended June 30, 1997 from proceeds from long-term debt of $3,852,000 and net capital contributions from minority interests of $2,566,000. These amounts were offset by repurchases of Common Stock of $2,932,000.

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

          As of June 30, 1997, the Company had unused commitments under the Credit Agreement of $136,957,000, of which $48,250,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the Credit Agreement, at June 30, 1997, the Company, on a consolidated basis, had available $9,925,000 of cash and cash equivalents.

          Capital expenditures in managed markets including corporate capital, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the nine months ended June 30, 1997 were approximately $29,276,000. These expenditures were primarily for 42 new cell sites, channel expansion, paging infrastructure and corporate assets. The Company expects capital expenditures for the remainder of fiscal year 1997 to be $20,200,000 to optimize coverage, upgrade switching capacity, increase channel capacity and for paging infrastructure.

          The Company's near-term debt service requirements will consist primarily of interest payments on the indebtedness incurred under the Credit Agreement and interest payments on the 11 1/4% Subordinated Notes due 2005. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense for the remainder of fiscal year 1997 will be $574,000. Revolving loan indebtedness outstanding under the Credit Agreement will convert to term loan indebtedness at December 31, 1997 and will be amortized over the next three years. See "The Credit Agreement" below.

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

          In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. From August 1996 to October 1996, the Company had repurchased 149,500 shares at prices ranging from $27.75 to $29.125 for an aggregate price of $4,310,938. The Company has discontinued this program.

          The Credit Agreement.  Pursuant to the Credit Agreement, CoBank has
          --------------------
agreed to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of June 30, 1997, $48,250,000 was available under the Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. The outstanding balance under the Credit Agreement was approximately $28,043,000 at June 30, 1997. The Credit Agreement provides, at the Company's option, for interest at a margin over prime or LIBOR (.25% and 1.75% at June 30, 1997, respectively). The interest rate margin is determined based upon the maintenance of certain debt to cash flow ratios. At October 1, 1996 the interest rate margin was 1.00% over prime and 2.50% over LIBOR. On January 1, 1997 the interest rate margin was reduced to .75% over prime and 2.25% over LIBOR. On January 30, 1997, the interest rate margin was reduced to .50% over prime and 2.00% over LIBOR and on May 16, 1997, the interest rate margins were reduced to .25% and 1.75% over prime and LIBOR, respectively. Effective January 1, 1997, CIFC and CoBank amended the Credit Agreement to extend the term period of the facility to December 31, 1997 with a three-year principal amortization upon the loan termination. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

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

                           SUPPLEMENTAL INFORMATION


          General.  The Company operates, manages and finances cellular
          -------
telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,579,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 6,561,000 pops and 10 MSA markets having a total of 1,315,000 pops, of which the Company's interests represent 2,897,000 net Company pops and 682,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 56 managed markets. As of June 30, 1997, the Company had net advances of $251,363,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $206,186,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $2,468,000. The assets of the affiliates in which the Company has investments or advances as of June 30, 1997, represent 4,308,000 pops, which include 3,570,000 net Company pops and 738,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $45,177,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

          The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,330,000 total pops and 3,208,000 net Company pops. As of June 30, 1997, the RSA and MSA managed markets had 191,269 and 66,004 subscribers, respectively.

          Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of August 8, 1997, is summarized in the following table.

                                       Net
                                     Company
 MSA or                            Interest in            1996             Net Company
RSA Code (1)        State          Licensee (2)     Population (3)(6)        Pops (4)
------------     ------------     -------------     -----------------      -----------
MSAs:
141              Minnesota          16.34%             240,234                39,254
185              Indiana            16.67%             170,755                28,465
241*(5)          Colorado           73.99%             130,921                96,868
253*(5)          Iowa               74.50%             120,902                90,072
267*(5)          South Dakota       51.00%             137,742                70,248
268*(5)          Montana            91.63%             126,711               116,105
279              Maine              11.11%             103,721                11,522
289*(5)          South Dakota      100.00%             111,904               111,904
297*(5)          Montana            91.63%              81,568                74,741
298*(5)          North Dakota       51.00%              90,439                46,124
                                                     ---------               -------
Total MSA                                            1,314,897               685,303

                                     Net
                                   Company
 MSA or                          Interest in             1996           Net Company
RSA Code (1)       State         Licensee (2)     Population (3)(6)       Pops (4)
------------    ------------     ------------     -----------------     -----------
RSAs:
348*            Colorado            10.00%              47,002               4,700
349*(5)         Colorado            61.75%              62,939              38,865
351*(5)         Colorado            61.75%              74,044              45,722
352*(5)         Colorado            66.00%              30,019              19,813
353*(5)         Colorado           100.00%              72,920              72,920
354*(5)         Colorado(B1)        69.40%              47,604              33,037
355*            Colorado            49.00%              45,762              22,423
356*            Colorado(B1)        49.00%              25,426              12,459
389             Idaho               50.00%              71,284              35,642
390             Idaho               33.33%              17,602               5,867
392*(5)         Idaho(B1)          100.00%             141,031             141,031
393*(5)         Idaho               91.64%             293,120             268,615
415             Iowa                10.11%             155,178              15,694
416 (5)         Iowa                78.57%             109,023              85,659
417*(5)         Iowa               100.00%             155,268             155,268
419*            Iowa                44.92%              54,745              24,591
420*(5)         Iowa               100.00%              63,302              63,302
424*            Iowa                50.00%              66,929              33,465
425*            Iowa                13.28%             107,809              14,321
426*            Iowa                49.14%              83,580              41,070
427*            Iowa                49.17%             103,912              51,090
428             Kansas               3.07%              27,741                 852
429             Kansas               3.07%              30,523                 937
430             Kansas               3.07%              53,026               1,628
431             Kansas               3.07%             137,928               4,234
432             Kansas               3.07%              31,040                 953
433             Kansas               3.07%              20,123                 618
434             Kansas               3.07%              80,524               2,472
435             Kansas               3.07%             131,254               4,029
436             Kansas               3.07%              58,858               1,807
437             Kansas               3.07%             109,008               3,347
438             Kansas               3.07%              84,143               2,583
439             Kansas               3.07%              43,831               1,346
440             Kansas               3.07%              29,677                 911
441             Kansas               3.07%             175,260               5,380
442             Kansas               3.07%             155,007               4,759
512             Missouri(B1)        14.70%              56,464               8,300
523*(5)         Montana(B1)         91.63%              72,719              66,632
523*(5)         Montana(B2)         91.63%              78,894              72,291
524*(5)         Montana(B1)         91.63%              34,780              31,869
526*(5)         Montana(B1)         91.63%              21,753              19,932
527*(5)         Montana             91.63%             189,151             173,319
528*(5)         Montana             91.63%              65,206              59,748
529*(5)         Montana             91.63%              30,030              27,516
530*(5)         Montana             91.63%              92,780              85,014
531*(5)         Montana             91.63%              33,426              30,628
532*(5)         Montana             91.63%              20,078              18,397


                                   Net Company
       MSA or                      Interest in          1996       Net Company
    RSA Code(1)       State        Licensee(2)    Population(3)(6)   Pops(4)
--------------- -----------------  -------------  ---------------- -----------
      553*(5)   New Mexico(B2)         58.36%           113,473      66,223
      555       New Mexico             12.25%            89,939      11,018
      557       New Mexico             16.33%            59,835       9,772
      580*(5)   North Dakota           53.36%           103,812      55,393
      581*      North Dakota           49.00%            60,895      29,839
      582       North Dakota           41.45%            90,709      37,598
      583*      North Dakota           49.00%            63,305      31,019
      584*(5)   North Dakota           61.75%            48,606      30,014
      634*(5)   South Dakota          100.00%            37,096      37,096
      635*(5)   South Dakota          100.00%            23,000      23,000
      636*(5)   South Dakota          100.00%            53,557      53,557
      638*(5)   South Dakota(B1)      100.00%            17,069      17,069
      638*(5)   South Dakota(B2)      100.00%             9,102       9,102
      639*(5)   South Dakota(B1)      100.00%            36,886      36,886
      639*(5)   South Dakota(B2)      100.00%             3,233       3,233
      640*(5)   South Dakota           64.49%            67,096      43,270
      641*(5)   South Dakota           61.13%            73,887      45,167
      642*      South Dakota           49.00%            96,725      47,395
      675*(5)   Utah                  100.00%            56,209      56,209
      676*(5)   Utah                  100.00%           107,882     107,882
      677*(5)   Utah(B3)              100.00%            39,506      39,506
      678*(5)   Utah                   80.00%            28,326      22,661
      718*(5)   Wyoming                66.00%            50,273      33,180
      719*(5)   Wyoming               100.00%            76,440      76,440
      720*(5)   Wyoming               100.00%           147,595     147,595
                                                      ---------   ---------

Total RSA                                             5,246,179   2,885,180
                                                      ---------   ---------
Total MSA and RSA                                     6,561,076   3,570,483
                                                      =========   =========

----------
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the Demographics On-Call 1996 population estimates.
(4) Net Company Pops represents net Company interest in licensee multiplied by 1996 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

          Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                         Number of                 Estimated Population                    Number of
                     Operating Systems             of Operating Systems                   Subscribers
                 -----------------------  -------------------------------------  ----------------------------  Subscriber
                 Total      MSA      RSA      Total         MSA        RSA          Total       MSA     RSA      Growth
                 -----     ----      ---  -----------   ----------- -----------  ----------   -------  ------  ----------
Sept. 30, 1987       0        0        0            0          0            0             0         0       0
Sept. 30, 1988       4        4        0      504,529    504,529(1)         0           424       424       0
Sept. 30, 1989       4        4        0      500,804    500,804(2)         0         1,362     1,362       0   221.23%
Sept. 30, 1990      18        4       14    1,687,481    500,804(2) 1,186,677(2)      6,444     3,513   2,931   373.13%
Sept. 30, 1991      49        5       44    3,509,779    566,722(3) 2,943,057(3)     17,952     6,387  11,565   178.58%
Sept. 30, 1992      49        5       44    3,509,779    566,722(3) 2,943,057(3)     35,884    11,119  24,765    99.89%
Sept. 30, 1993      50        6       44    3,665,758    644,526(4) 3,021,232(4)     60,381    17,898  42,483    68.27%
Sept. 30, 1994      55        7       48    3,906,063    771,660(5) 3,134,403(5)     99,002    30,711  68,291    63.96%
Sept. 30, 1995      56        7       49    4,220,975    785,866(6) 3,435,109(6)    151,482    42,401 109,081    53.01%
Sept. 30, 1996      55        7       48    4,105,119    792,913(7) 3,312,206(7)    211,278    55,896 155,382    39.47%
Dec. 31, 1996       56(8)     7       49(8) 4,171,993(8) 792,913(7) 3,379,080(7)(8) 231,067(8) 60,421 170,646(8)  9.37%(8)
March 31, 1997      56        7       49    4,171,993    792,913(7) 3,379,080(7)    244,453    63,454 180,999     6.07%
June 30, 1997       56        7       49    4,329,904    798,807(9) 3,537,369(9)    257,273    66,004 191,269     5.24%

---------------
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Includes pro forma impact of the acquisition of Iowa RSA No. 13.
(9)  Derived from 1996 Demographics On-Call population estimates.

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

        (All amounts in thousands, except subscriber count and markets)

                                                 Nine Months ended June 30,
                              ---------------------------------------------------------------
                                1997       1996       1997       1996       1997      1996
                              -------------------   -------------------   -------------------
                                                          Financed             Company
                                  Combined (1)       Proportionate (2)    Proportionate (3)
                              -------------------   -------------------   -------------------
MANAGED MARKETS
Revenues:
      Cellular service        $ 91,466   $ 70,871   $ 84,887   $ 65,831   $ 69,323   $ 52,191
      In-roaming                28,414     22,824     26,292     21,134     21,876     16,896
      Equipment sales            2,803      2,366      2,615      2,163      2,273      1,756
                               -------    -------   --------   --------   --------   --------
         Total revenues        122,683     96,061    113,794     89,128     93,472     70,843
Costs and expenses
      involving cash:
      Cost of sales:
         Cellular service
          (including
          in-roaming)           21,829     18,517     20,558     17,312     17,031     13,682
         Equipment sales        10,515      8,329      9,726      7,534      8,323      6,146
      General and
       administrative           26,103     20,306     24,190     18,773     19,799     14,847
      Marketing and selling     20,989     19,744     19,522     18,275     15,813     14,454
                               -------    -------   --------   --------   --------   --------
         Total cash costs
          and expenses          79,436     66,896     73,996     61,894     60,966     49,129
                               -------    -------   --------   --------   --------   --------
EBITDA                        $ 43,247   $ 29,165   $ 39,798   $ 27,234   $ 32,506   $ 21,714
                              ========   ========   ========   ========   ========   ========

Capital expenditures          $ 29,276   $ 25,889   $ 27,491   $ 24,848   $ 24,271   $ 22,892


Subscriber count               257,273    195,386    233,333    178,410    191,499    143,654
Total markets                       56         55         56         55         56         55

NONMANAGED MARKETS
Revenues:
      Cellular service
          (including
           in-roaming)        $ 90,875   $ 66,044   $ 13,959   $ 10,427   $ 10,338   $  6,704
      Equipment sales            5,584      5,309        518        538        416        407
                               -------    -------   --------   --------   --------   --------
         Total revenues         96,459     71,353     14,477     10,965     10,754      7,111
Costs and expenses
       involving cash:
       Cost of sales:
         Cellular service       19,671     15,703      3,287      3,003      2,466      1,931
         Equipment sales         7,290      5,768        914        664        686        480
       General and
        administrative          18,950     13,268      3,259      2,414      2,299      1,496
       Marketing and selling    19,614     14,691      3,058      2,270      2,397      1,575
                               -------    -------   --------   --------   --------   --------
         Total cash costs
          and expenses          65,525     49,430     10,518      8,351      7,848      5,482
                               -------    -------   --------   --------   --------   --------
EBITDA                        $ 30,934   $ 21,923   $  3,959   $  2,614   $  2,906   $  1,629
                               =======    =======   ========   ========   ========   ========

Capital expenditures          $ 13,267   $ 14,812   $  1,772   $  2,024   $  1,127   $  1,414

Subscriber count               189,208    141,344     29,465     21,704     21,801     16,141
Total markets                       26         27         26         27         26         27


                                                                             Nine Months ended June 30,
                                                                             --------------------------
                                                                               1997             1996
                                                                             --------         ---------
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                   $35,412          $23,343
Proportionate depreciation and amortization                                   (13,074)         (11,668)
Proportionate interest expense                                                 (7,527)          (7,085)
Equity in nonlicensee affiliates                                               (7,009)          (2,421)
Minority interests                                                              1,781              896
Intercompany interest                                                           6,710            6,317
Amortization of license costs not owned by affiliates                          (2,011)          (1,906)
Unallocated corporate expenses                                                 (2,424)          (4,281)
Gain (loss) on sales of affiliates                                                349             (250)
Interest expense (net) and other                                              (17,123)         (12,001)
                                                                              --------         --------

Consolidated net loss                                                        $ (4,916)        $ (9,056)
                                                                              ========         ========

------------
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's owner-ship interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
------    -----------------

        On May 29, 1997 (the day after the proposed Merger was publicly announced), the Company and each of its five directors (two of whom are executive officers of the Company) were named as defendants in a complaint filed in the Colorado District Court, County of Arapahoe, by Brickell Partners, an entity claiming to be a shareholder of the Company, individually and purportedly as a class action on behalf of shareholders of the Company. In general, the complaint alleges that the Company's directors have breached their fiduciary duties by, among other things, resolving to approve the Merger at an allegedly inadequate price and by allegedly failing to take all reasonable steps to insure maximization of shareholder value. The complaint seeks injunctive relief prohibiting the Company from, among other things, consummating the Merger. The complaint also seeks unspecified damages, attorney's fees and other relief.

        The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously, on behalf of itself and its directors, if the plaintiff elects to proceed with its action.

        On July 8, 1997, Dakota Systems, Inc., the minority general partner in the Sioux Falls Cellular Limited Partnership ("Sioux Falls"), and Splitrock Telecom Cooperative, Inc., Union Telephone Company, Sioux Valley Telephone Company and Baltic Cooperative Telephone Company, the limited partners in Sioux Falls (collectively, the minority general partner and the limited partners are referred to herein as "plaintiffs"), filed a lawsuit in the Circuit Court, County of Minnehaha, State of South Dakota, against CINC, the Company, and Sioux Falls. CINC is the general partner of Sioux Falls and a wholly-owned subsidiary of the Company. The lawsuit alleges, among other things, that the Merger triggers plaintiff's alleged right of first refusal to purchase CINC's interest in Sioux Falls under the Certificate and Agreement Establishing Sioux Falls Limited Partnership. The lawsuit seeks, among other things, a declaratory judgement concerning the terms of plaintiff's alleged right of first refusal to purchase CINC's interest in Sioux Falls, a temporary and permanent injunction prohibiting the Merger until plaintiff's rights are clarified, and damages. The lawsuit also seeks to enjoin a proposed sale of a telecommunications switch by Sioux Falls to the Company and to void certain amendments to the switch user agreements. The Company intends to defend the lawsuit vigorously if the plaintiffs elect to proceed with the litigation.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)   Exhibits

                None.

          (b) Reports on Form 8-K filed during the nine months ended June 30, 1997:

                Date of Report     Item Reported     Financial Statements Filed
                --------------     -------------     --------------------------
                May, 29, 1997          Item S                    None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMNET CELLULAR INC. (Registrant)



Date:  August 15, 1997               By: /s/Daniel P. Dwyer
                                         ------------------
                                         Daniel P. Dwyer
                                         Executive Vice President, Treasurer &
                                         Chief Financial Officer



Date:  August 15, 1997               By: /s/Andrew J. Gardner
                                         --------------------
                                         Andrew J. Gardner
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)