Form 10-K
period 1997-09-30
COMMNET CELLULAR INC
filed 1997-12-29
CIK 787912

                                   FORM 10-K

                                _______________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended: September 30, 1997
                                       ------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 19, 1997 was $483,183,800.

     The number of shares of the registrant's common stock outstanding as of December 19, 1997 was 13,796,836.

                                    PART I



Item 1.  Business.

(a)      General Development of Business.
         -------------------------------

         CommNet Cellular Inc. was organized under the laws of Colorado in 1983. Cellular, Inc. Financial Corporation ("CIFC") subsequently was organized to provide financing to affiliates of the Company. Cellular Inc. Network Corporation ("CINC") subsequently was organized to acquire interests in cellular licenses. CommNet Paging Inc. ("CPI") subsequently was organized to provide paging services. CIFC, CINC and CPI are wholly-owned subsidiaries of CommNet Cellular Inc. Unless the context indicates otherwise, the "Company" refers to CommNet Cellular Inc. and its consolidated subsidiaries.

         As used herein, "pops" means the estimated total 1996 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA") as initially licensed by the Federal Communications Commission ("FCC"), based upon Demographics On-Call population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in the entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market," and a market served by a cellular telephone system that is managed, directly or indirectly, by the Company is referred to herein as a "managed market." The radio signal from the Company's managed systems covers virtually all of the pops within the managed markets. The number of pops does not represent the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

         The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,570,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,246,000 pops and 10 MSA markets having a total of 1,315,000 pops, of which the Company's interests represent 2,885,000 net Company pops and 685,000 net Company pops, respectively. Systems in which the Company holds an interest constitute one of the largest geographic collection of contiguous cellular markets in the United States.

         The Company was formed to acquire cellular interests through participation in the licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which originally were owned at least 51% by one or more independent telephone companies ("telcos") and no more than 49% by the Company. See "-- Federal Regulation." In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock to the telcos and agreed to provide financing to the affiliates. The Company subsequently purchased additional interests in many of such affiliates, as well as in additional cellular properties. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 46 of its 56 managed markets. The Company provides capital and financing to entities holding interests representing approximately 4,206,000 pops, of which 3,570,000 are included in net Company pops and 636,000 are attributable to parties other than the Company.

         Since completion of the licensing process, the Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,228,000 pops and 3,246,000 net Company pops. As of September 30, 1997, the RSA and MSA managed markets had 206,166 and 68,579 subscribers, respectively. The Company significantly expanded radio signal coverage with construction of 72 new cell sites in fiscal year 1997.

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

         On May 27, 1997, the Company and AV Acquisition Corp. ("Newco"), which as of the date hereof is a wholly-owned subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company "Blackstone"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Newco will merge with and into the Company (the "Merger"), with the Company being the surviving corporation in the Merger. Upon consummation of the Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (other than those shares described below) will be converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either
(a) the right to receive $36.00 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock, including the associated right. The following shares of Common Stock are not subject to conversion pursuant to the Merger: shares of Common Stock held by the Partnership, partnerships affiliated with Blackstone expected to acquire interests in Newco prior to the consummation of the Merger (any such partnerships, together with the Partnership, hereinafter referred to as the "Partnerships"), Newco, any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco, which will be canceled and retired; fractional shares which will be converted to cash; and shares of Common Stock in respect of which dissenters' rights have been properly exercised. The rights associated with the shares of Common Stock that are converted into the right to receive $36.00 in cash will be extinguished in the Merger for no additional consideration. The election to retain Common Stock is subject to proration so that, following the Merger, 588,611 shares (representing approximately 4% of the presently issued and outstanding Common Stock) will be retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company to be issued and outstanding immediately after the Merger. The shares of Common Stock to be owned by the shareholders of Newco as a result of the Merger will represent approximately 87% of the shares of the Company issued and outstanding immediately after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

         The obligations of the Company and Newco to consummate the Merger are subject to various conditions, including, without limitation, obtaining requisite approval of the Company's shareholders, obtaining the requisite approval of relevant government authorities, including the FCC, and the absence of any injunction or other legal restraint or prohibition preventing the consummation of the Merger. On September 25, 1997, the Company's shareholders voted in favor of the Merger. Newco's obligations to effect the Merger are further subject, among other things, to (i) the Company amending the terms of the 11 3/4% Senior Subordinated Discount Notes (the "Discount Notes") and the 11 1/4% Subordinated Notes (the "Subordinated Notes") and purchasing such Securities in accordance with the provisions of the Merger Agreement, (ii) CIFC repaying all amounts outstanding under the CoBank Credit Agreement, (iii) the Company or CIFC receiving financing proceeds on terms and conditions set forth in the commitment letter from Chase Manhattan Bank (the "Commitment Letter") or upon terms and conditions which are substantially equivalent thereto and, to the extent that any of the terms and conditions are not contemplated by the Commitment Letter, on terms and conditions reasonably satisfactory to Newco,
(iv) the absence of certain litigation, (v) since May 27, 1997, no material adverse change relating to the Company having occurred and being continuing,
(vi) all regulatory approvals, as described in the Merger Agreement, having been obtained, having been declared or filed or having occurred, as the case may be, and all such required regulatory approvals being in full force and effect and
(vii) Newco having been reasonably satisfied that the Merger will be recorded as a recapitalization for financial reporting purposes.

         The Merger is expected to be consummated shortly after all conditions thereto have been satisfied, including the receipt of FCC approval. As previously disclosed, certain petitions have been filed before the FCC seeking to dismiss or deny the Company and the Partnership's joint application to the FCC to transfer control of certain cellular licenses from the Company to the Partnership. Although the Company is seeking to have the FCC dismiss such petitions on an expedited basis, there can be no assurance as to the outcome of such decision, or the time period that may elapse before a decision is reached and consequently, of the time period that may elapse before the Merger is consummated. The Company believes that it will prevail on the merits on the petitions and is contesting the petitions vigorously.

(b)      Financial Information About Industry Segments.
         ---------------------------------------------

         The Company has only one principal industry being the management, financing and operation of cellular telephone systems. Information concerning revenue, operating profit or loss and identifiable assets of the Company's primary industry segment are set forth in the consolidated financial statements and related notes included in Part II of this Report.

(c)      Narrative Description of Business.
         ---------------------------------

         The Company's Operations
         ------------------------

         General.  Information regarding the Company's net ownership interests
         -------
in each cellular licensee and the market subject to such license as of December 19, 1997 is summarized in the following table.


                                                 Net Company
    MSA or                                       Interest in                 1996                Net Company
RSA Code (1)(7)             State               Licensee (2)          Population (3)(6)            Pops (4)
---------------    ----------------------     -----------------     --------------------       ----------------
MSAs:
141                Minnesota                       16.34%                 240,234                   39,254
185                Indiana                         16.67%                 170,755                   28,465
241*(5)            Colorado                        73.99%                 130,921                   96,868
253*(5)            Iowa                            74.50%                 120,902                   90,072
267*(5)            South Dakota                    51.00%                 137,742                   70,248
268*(5)            Montana                         91.63%                 126,711                  116,105
279                Maine                           11.11%                 103,721                   11,522
289*(5)            South Dakota                   100.00%                 111,904                  111,904
297*(5)            Montana                         91.63%                  81,568                   74,741
298*(5)            North Dakota                    51.00%                  90,439                   46,124
                                                                        ---------                  -------
Total MSA                                                               1,314,897                  685,303

RSAs:
348*               Colorado                        10.00%                  47,002                    4,700
349*(5)            Colorado                        61.75%                  62,939                   38,865
351*(5)            Colorado                        61.75%                  74,044                   45,722
352*(5)            Colorado                        66.00%                  30,019                   19,813
353*(5)            Colorado                       100.00%                  72,920                   72,920
354*(5)            Colorado (B1)                   69.40%                  47,604                   33,037
355*               Colorado                        49.00%                  45,762                   22,423
356*               Colorado (B1)                   49.00%                  25,426                   12,459
389                Idaho                           50.00%                  71,284                   35,642
390                Idaho                           33.33%                  17,602                    5,867
392*(5)            Idaho (B1)                     100.00%                 141,031                  141,031
393*(5)            Idaho                           91.64%                 293,120                  268,615
415                Iowa                            10.11%                 155,178                   15,694
416 (5)            Iowa                            78.57%                 109,023                   85,659

                                                 Net Company
    MSA or                                       Interest in              1996                  Net Company
 RSA Code (1)               State               Licensee (2)        Population (3)(6)             Pops (4)
---------------    ----------------------    -----------------    --------------------        ----------------
417*(5)            Iowa                          100.00%                  155,268                  155,268
419*               Iowa                           44.92%                   54,745                   24,591
420*(5)            Iowa                          100.00%                   63,302                   63,302
424*               Iowa                           50.00%                   66,929                   33,465
425*               Iowa                           13.28%                  107,809                   14,321
426*               Iowa                           49.14%                   83,580                   41,070
427*               Iowa                           49.17%                  103,912                   51,090
428                Kansas                          3.07%                   27,741                      852
429                Kansas                          3.07%                   30,523                      937
430                Kansas                          3.07%                   53,026                    1,628
431                Kansas                          3.07%                  137,928                    4,234
432                Kansas                          3.07%                   31,040                      953
433                Kansas                          3.07%                   20,123                      618
434                Kansas                          3.07%                   80,524                    2,472
435                Kansas                          3.07%                  131,254                    4,029
436                Kansas                          3.07%                   58,858                    1,807
437                Kansas                          3.07%                  109,008                    3,347
438                Kansas                          3.07%                   84,143                    2,583
439                Kansas                          3.07%                   43,831                    1,346
440                Kansas                          3.07%                   29,677                      911
441                Kansas                          3.07%                  175,260                    5,380
442                Kansas                          3.07%                  155,007                    4,759
512                Missouri (B1)                  14.70%                   56,464                    8,300
523*(5)            Montana (B1)                   91.63%                   72,719                   66,632
523*(5)            Montana (B2)                   91.63%                   78,894                   72,291
524*(5)            Montana (B1)                   91.63%                   34,780                   31,869
526*(5)            Montana (B1)                   91.63%                   21,753                   19,932
527*(5)            Montana                        91.63%                  189,151                  173,319
528*(5)            Montana                        91.63%                   65,206                   59,748
529*(5)            Montana                        91.63%                   30,030                   27,516
530*(5)            Montana                        91.63%                   92,780                   85,014
531*(5)            Montana                        91.63%                   33,426                   30,628
532*(5)            Montana                        91.63%                   20,078                   18,397
553*(5)            New Mexico (B2)                58.36%                  113,473                   66,223
555                New Mexico                     12.25%                   89,939                   11,018
557                New Mexico                     16.33%                   59,835                    9,772
580*(5)            North Dakota                   53.36%                  103,812                   55,393
581*               North Dakota                   49.00%                   60,895                   29,839
582                North Dakota                   41.45%                   90,709                   37,598
583*               North Dakota                   49.00%                   63,305                   31,019
584*(5)            North Dakota                   61.75%                   48,606                   30,014
634*(5)            South Dakota                  100.00%                   37,096                   37,096
635*(5)            South Dakota                  100.00%                   23,000                   23,000
636*(5)            South Dakota                  100.00%                   53,557                   53,557
638*(5)            South Dakota (B1)             100.00%                   17,069                   17,069
638*(5)            South Dakota (B2)             100.00%                    9,102                    9,102
639*(5)            South Dakota (B1)             100.00%                   36,886                   36,886
639*(5)            South Dakota (B2)             100.00%                    3,233                    3,233

                                                 Net Company
    MSA or                                       Interest in              1996                  Net Company
 RSA Code (1)               State               Licensee (2)        Population (3)(6)             Pops (4)
---------------    ----------------------    -----------------    --------------------        ----------------
640*(5)            South Dakota                   64.49%                   67,096                   43,270
641*(5)            South Dakota                   61.13%                   73,887                   45,167
642*               South Dakota                   49.00%                   96,725                   47,395
675*(5)            Utah                          100.00%                   56,209                   56,209
676*(5)            Utah                          100.00%                  107,882                  107,882
677*(5)            Utah (B3)                     100.00%                   39,506                   39,506
678*(5)            Utah                           80.00%                   28,326                   22,661
718*(5)            Wyoming                        66.00%                   50,273                   33,180
719*(5)            Wyoming                       100.00%                   76,440                   76,440
720*(5)            Wyoming                       100.00%                  147,595                  147,595
                                                                        ---------                ---------
Total RSA                                                               5,246,179                2,885,188
                                                                        ---------                ---------
Total MSA and RSA                                                       6,561,076                3,570,483
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

Subscriber Growth Table
-----------------------


         Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                          Number of               Estimated Population
                       Managed Markets             of Managed Markets                      Number of Subscribers
                     -------------------   ----------------------------------------      --------------------------    Subscriber
                     Total   MSA    RSA       Total          MSA          RSA             Total       MSA      RSA       Growth
                     -----   ---   -----   ----------   ------------  -------------     ---------   ------   -------   ----------
Sept. 30, 1987           0     0      0             0           0              0               0          0         0
Sept. 30, 1988           4     4      0       504,529     504,529 (1)          0             424        424         0
Sept. 30, 1989           4     4      0       500,804     500,804 (2)          0           1,362      1,362         0    221.23%
Sept. 30, 1990          18     4     14     1,687,481     500,804 (2)  1,186,677 (2)       6,444      3,513     2,931    373.13%
Sept. 30, 1991          49     5     44     3,509,779     566,722 (3)  2,943,057 (3)      17,952      6,387    11,565    178.58%
Sept. 30, 1992          49     5     44     3,509,779     566,722 (3)  2,943,057 (3)      35,884     11,119    24,765     99.89%
Sept. 30, 1993          51     6     45     3,665,758     644,526 (4)  3,021,232 (4)      60,381     17,898    42,483     68.27%
Sept. 30, 1994          55     7     48     3,906,063     771,660 (5)  3,134,403 (5)      99,002     30,711    68,291     63.96%
Sept. 30, 1995          56     7     49     4,220,975     785,866 (6)  3,435,109 (6)     151,482     42,401   109,081     53.01%
Sept. 30, 1996          55     7     48     4,105,119     792,913 (7)  3,312,206 (7)     211,278     55,896   155,382      8.13%
Dec. 31, 1996           56(8)  7     49(8)  4,171,993(8)  792,913 (7)  3,379,080 (7)(8)  231,067(8)  60,421   170,646(8)   9.37%(8)
March 31, 1997          56     7     49     4,171,993     792,913 (7)  3,379,080 (7)     244,453     63,454   180,999      6.07%
June 30, 1997           56     7     49     4,329,904     798,807 (9)  3,537,369 (9)     257,273     66,004   191,269      5.24%
Sept. 30, 1997          56     7     49     4,329,904     798,807 (9)  3,537,369 (9)     274,745     68,579   206,166      6.79%

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

         Network Construction and Operations.  Construction of cellular
         -----------------------------------
telephone systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only ten MTSOs are currently required to serve all 56 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. During fiscal 1997, four MTSO facilities were expanded and upgraded to provide additional capacity for continued growth. Economies of scale generated by the network also have permitted the Company to use one network operations center to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

         The network also affords the Company certain technical advantages in the provision of enhanced services, such as call delivery and call forwarding. Through the use of single switching facilities serving multiple markets, the Company has implemented continuous coverage on an intrastate basis throughout the network. The Company has widened the area of coverage within the network by interconnecting MTSOs located in adjoining markets. The Company has substantially achieved its objective of providing subscribers with "seamless" coverage throughout the network, which permits subscribers, as they travel through the network, to receive calls and otherwise use their cellular telephones as if they were in their home markets. This is a result of the networking of the MTSOs managed by the Company and MTSOs of other carriers, especially those operating adjoining markets within the nine-state area. The Company has achieved a high degree of network reliability through the deployment of standardized components and operating procedures, and the introduction of redundancy in switching and cell site equipment, interconnect facilities and power supply. Most of the Company's equipment is built by Northern Telecom, Inc. ("Nortel"), and interconnection between the Nortel MTSOs has been achieved using Nortel's proprietary software and hardware.

         The Company implemented the "IS-41" technical interface during fiscal 1995. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems with the eventual goals of establishing a national seamless network, substantially reducing the cost of validating calls and reducing fraud exposure.

         The Company also has entered into agreements with other cellular carriers to enhance the range of markets and quality of service available to cellular subscribers when traveling outside the network. Pursuant to existing agreements with other cellular carriers, the Company's subscribers are able to "roam" throughout most cellular markets in the United States and Canada. In addition, the Company has entered into agreements with seven PCS carriers operating or commencing operations using predominately the 30MHz Blocks A and B.

         Expansion.  The Company has completed the process of "filling in" the
         ---------
"cellular geographic service area" or "CGSA" (as defined by the FCC) within its managed markets by adding network facilities which increased the coverage of the radio signal. The Company significantly enhanced hand-held portable coverage with construction of 72 new cell sites in fiscal year 1997 primarily within pre-existing coverage areas. In addition, the Company analyzed the quality of existing coverage based upon empirical data gathered using sophisticated mobile testing equipment. These "drive tests" gave rise to changes in how certain sites were configured or deployed in the network. For example, certain sites were "sectorized" to reduce interference and provide additional capacity facing particular directions. The Company expects to continue such efforts to improve coverage, especially for low power portable cellular phones, throughout fiscal year 1998. Expansion and optimization of signal coverage has increased subscribers, enhanced the use of the systems by existing subscribers, increased roamer traffic due to the larger geographic area covered by the radio signal and improved the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage has preserved the Company's right to provide cellular service in valuable areas within the network.

         The Company continually evaluates acquisitions of cellular properties that are geographically and/or operationally compatible with the network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage, required capital expenditures and the likely ability of the Company to integrate the target market into the network.

         Services and Products.  Mobile subscribers in the Company's managed
         ---------------------
markets have available to them substantially all of the services typically provided by landline telephone systems, including custom-calling features such as call forwarding, call waiting, three-way conference calling and, in most cases, voice mail services. Several price plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. The plans provide specific charges for custom-calling features and voice mail to offer value to the customer while enhancing airtime use and revenues for the Company. The Company also packages cellular equipment with its cellular service as a way to encourage use of its mobile services, including replacement of subscriber equipment to retain valuable customers. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. Through a centralized procurement and equipment distribution strategy, the Company obtains the benefits of favorable equipment costs through bulk purchases. As appropriate, revisions to pricing of service plans and equipment pricing are made to meet local marketplace demands.

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

         During the fourth fiscal quarter of 1997, CPI commenced revenue generating paging operations. To date, revenues have been insignificant as has been the impact of CPI to the Company's consolidated operating income. However, during fiscal 1997, operating costs and expenses of CPI were a component of net corporate expenses, the income statement classification within which such costs and expenses were included during the development stage of CPI. In future periods, revenues and costs and expenses of CPI will be classified on the Company's consolidated income statement as a separate line of business as the volume of paging customers and transactions reach significant levels.

         The Company is committed to providing consistently high quality customer service. The Company maintains a comprehensive, centralized customer assistance department which offers the advantages of expanded customer service hours, specialized roaming and key account representatives and an automated customer information database that allows for efficiency and accuracy, while decreasing the time spent on each customer contact. In addition, calls are efficiently processed using sophisticated call center technologies. Inbound calls are processed through an automatic call distribution system and an integrated voice response system which route and track calls among customer service representatives and permit customers to obtain information quickly and accurately on their own. Outbound welcome, proactive retention and collection calls are placed to select cross sections of the customer base using a predictive dialing system. Recently, the Company began analyzing its customer base to segment types of customers and their relative value to the Company. This effort has led to the formation of a specialized group of customer service representatives who offer tailored incentives to high value customers to optimize retention and minimize bad debts. The customer assistance department also supports the administrative functions required to activate a customer's phone through a high speed, call-in process and to enter the customer into the informational databases required for customer service and billing. The Company believes this centralized approach provides cost efficiencies while also addressing the need for quality control. To ensure that it is delivering a consistently high level of quality service, the Company monitors customer satisfaction with its network quality, sales and customer service support, billing and quality of roaming through regular surveys conducted by an independent research firm.

         Marketing.  The Company coordinates the marketing strategy for each of
         ---------
its managed markets. The Company markets cellular telephone service under the CommNet Cellular name. The use of a single name over a broad geographic territory creates strong brand-name recognition and allows the Company to achieve advertising efficiencies. In addition, the Company packages services which are marketed under a program called "Fun, Easy and Affordable." Benefits to customers include high minutes of use with the monthly access fee, free use of a base model phone, permissive dialing to complete calls, toll-free calling in the home area code, free enhanced features such as call forwarding, call waiting and itemized call listing and others.

         The Company believes that a key competitive advantage in marketing its service is the large geographic area covered by the network. Seamless coverage in the network is critical to marketing, as customers are attracted to the higher percentage of delivered calls that such coverage provides. Furthermore, the Company's "home rate follows" pricing allows customers to make calls from anywhere in the network without incurring additional daily fees or surcharges which usually occur when customers roam outside of their home market. Additionally, the Company uses the "INLink" and "Follow-Me-Roaming" services provided by GTE Telecommunication Services, Inc. which permit customers to receive calls in any market that is part of the INLink or Follow Me Roaming system without having to dial complicated access codes. The Company also offers discounted roaming prices and enhanced services in certain markets as a result of arrangements to link with certain adjacent markets managed by other carriers. See "Business -- The Company's Operations -- Network Construction and Operations." The Company offers additional services such as toll-free calling across multiple area codes, use of premium model phones, weekend blocks of usage to its subscribers for nominal monthly fees. In a majority of the Company's managed RSA markets, the Company was the first cellular system operator to provide service in the market, thereby affording a significant competitive advantage. Being first to market in the majority of the Company's managed RSA markets has also allowed the Company to obtain exclusive marketing agreements with the leading telecommunication retailers in a particular market and to obtain prime locations for its sales centers.

         Initially, the Company relied to a significant extent on direct sales representatives and on independent sales agents. The Company currently emphasizes a channel of distribution, which also performs local customer service functions, represented by 32 full service and 72 single employee Company-owned retail stores located within the network, which will be supplemented by 6 additional Company-owned retail stores scheduled to open during fiscal 1998. The retail distribution channel also includes 42 Wal-Mart(R) kiosks staffed by Company personnel. The Company believes that development of retail distribution channels owned or staffed by the Company maximizes customer additions, generates cost efficiencies in the acquisition of such new subscribers, and enhances customer service. (Virtually all of the current customer base lives within commuting distance to a Company-owned retail store.) The Company also maintains 49 direct sales representatives and 885 agents or outlets, including 60 Radio Shack and 14 (C)Sears stores which have exclusive distribution agreements with the Company. In general, such agents earn a fixed commission, which can vary depending upon the price plan sold, when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time. Additionally, the Company expects to affiliate with more resellers, potentially including large telecommunications companies, which are expected to package the Company's service with theirs to compete under new regulatory conditions. A recently developed in-house telemarketing staff contributes significantly to additions to the customer base and also provides targeted communication to customers to optimize retention.

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

         Management Agreements.  Management agreements applicable to the
         ---------------------
Company's managed RSA markets generally appoint the Company as exclusive management agent of the licensee with specifically enumerated responsibilities relating to the day-to-day business operation of the licensee, although the licensee retains ultimate control over its cellular system. Generally, the RSA management agreements were for initial terms of five years and are automatically renewed for additional terms unless terminated by notice from either party prior to expiration of the then current term. The agreements provide for reimbursement to the Company of expenses incurred on behalf of the licensee. In October 1997, three RSA licensees purported to notify the Company of termination of management in those markets during fiscal 1998. The Company is assessing its response to these notices.

         The Company has entered into management agreements with three MSA affiliates pursuant to which the Company has been appointed the exclusive management agent for each such affiliate. The MSA management agreements appoint the Company as managing agent of the MSA affiliate with specifically enumerated responsibilities relating to the day-to-day business operation of the affiliate. The affiliate is the general partner in the licensee, and the Company acts as exclusive management agent for the licensee, although the licensee retains ultimate control over its cellular system. The MSA management agreement provides for compensation to the Company in an amount equal to 10% of the distributions to the affiliate derived from the affiliate's interest in the licensee. Compensation under this agreement was $133,000 during fiscal 1997 and is expected to grow. The agreements also provide for reimbursement of reasonable administrative and overhead expenses. The agreements generally were for an initial term of five years, were extended for an additional one-year term and are automatically renewed for one-year terms thereafter unless terminated by notice from either party prior to expiration of the then current term.

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

         Financing Arrangements with Affiliates; CIFC.  CIFC has entered into
         --------------------------------------------
loan agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from CoBank, ACB as agent for a syndicate of lenders ("CoBank") and the Company. As of September 30, 1997, CIFC had loan agreements outstanding with 27 RSA affiliates, 4 MSA affiliates and CINC and had advanced $241,898,000 thereunder, including $193,328,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC are secured by a lien upon all assets of the entity to which funds are advanced. At September 30, 1997, six loans were charged interest at the average cost of CoBank borrowings. The remaining 26 loans bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio), adjusted quarterly. The loan commitment between CIFC and CoBank will terminate December 31, 1997 and the outstanding balance of the loan will amortize over a three-year period beginning April 15, 1998. Of the 32 affiliate loans, six had terminated at September 30, 1997, four will terminate at December 31, 1997, 15 will terminate at December 31, 1998 and seven will terminate at December 31, 2000. Loans from CIFC to affiliates will be repaid from funds generated by operations of the licensee or distributions to affiliates by licensees in which such affiliates own an interest. If such funds are not adequate to meet required principal payments, additional capital may be required. Amounts paid to CIFC will be applied by CIFC towards payment of its obligations to CoBank or retained to make future advances. The Company has made and will continue to make advances to affiliates on an interim basis. Funds borrowed from CIFC by affiliates are used to repay the Company for such interim advances. As of September 30, 1997, the Company had net outstanding interim advances of $3,672,000 to nonconsolidated affiliates, which advances bear interest at 2% over the prime rate.

         As of September 30, 1997, the Company and CIFC had net advances of $244,127,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $203,963,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $6,181,000. The assets of the affiliates in which the Company has investments or advances represent 4,206,000 pops, which include 3,672,000 net Company pops. Advances related to pops attributable to parties other than the Company total $40,164,000.

         As of September 18, 1997, CIFC and the Company entered into a new senior bank credit facility with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as rating bank, and the other lenders named therein (the "Chase Credit Agreement"). Funding under the Chase Credit Agreement will be used to pay off the CoBank Credit Agreement, to tender for the Company's 11 3/4% Senior Subordinated Notes and 11 1/4% Subordinated Notes, and to fund costs associated with the Merger Agreement and will not occur unless and until the Merger is consummated. Advances made under the Chase Credit Agreement will be used, when necessary, to fund loans made by CIFC to the affiliates.

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

         While most MTSOs process information digitally, most radio transmissions of cellular telephone calls are done on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. However, based on estimated capacity requirements, the Company does not foresee a need to convert to digital radio transmission technology in the near term.

Competition
-----------

         General.  The cellular telephone business is a regulated duopoly.
         -------
Initially, the FCC awarded only two licenses in each market, although certain markets have been subdivided as a result of voluntary settlements. Each licensee has the exclusive use of a defined frequency band within its market.

         The primary competition for the Company's mobile cellular service in any market comes from the other licensee in such market, which may have significantly greater resources than the Company and its affiliates. Competition is principally on the basis of coverage, services and enhancements offered, technical quality of the system, quality and responsiveness of customer service and price. Such competition may increase to the extent that licenses pass from weaker stand-alone operators into the hands of better capitalized and more experienced cellular operators who may be able to offer consumers certain network advantages similar to those offered by the Company. In addition, the unserved area licensing process allows for new companies to apply with the FCC to provide cellular service and for existing carriers to expand their service. See "Cellular Service Area." Within the network, the Company has two primary direct competitors, in addition to a number of stand-alone operators as summarized in the following table.

                                          Number of Competing Markets
                                 ---------------------------------------------
         Competitor              States (1)                  MSAs  RSAs  Total
         --------------------    -------------------------   ----  ----  -----
         Western Wireless        CO, IA, MT, ND, SD UT, WY      7    33     40
         US Cellular             ID, IA                         -     7      7
         Eight other carriers    CO, IA, NM, UT, WY             -     9      9
                                                             ----  ----  -----
                                                                7    49     56
                                                             ====  ====  =====

         (1) States in which the competitor operates a competing cellular licensee.

         Competition From Other Technologies.  The FCC is now licensing
         -----------------------------------
commercial personal communications services ("PCS"). PCS is not a specific technology, but a variety of potential technologies that could compete with cellular telephone systems. The FCC has identified two categories of PCS: broadband and narrowband. Licenses are awarded by competitive bidding. Auctions for most of the spectrum blocks have been completed and several systems have commenced operations in major metropolitan locations.

         The FCC has adopted rules to authorize the operation of new narrowband PCS systems in the 900 MHz band. The possible new services using this 900 MHz band spectrum include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. These services most likely will be provided using a variety of devices, such as laptop and palmtop computers and computerized "personal organizers" that allow receipt of office messages, calendar planning and document editing from remote locations in some circumstances. Because narrowband PCS does not allow real-time, two-way voice communications, and allows only limited data transfer, it is not clear to what extent this technology will offer direct competition to cellular.

         The FCC also has adopted rules to authorize the operation of new, broadband PCS systems in the 2 GHz band. Equipment proposed for broadband PCS includes small, lightweight and wireless telephone handsets; computers that can communicate over the airwaves wherever they are located; and portable facsimile machines and other graphic devices. The regulatory plan adopted for broadband PCS includes an allocation of spectrum, a flexible regulatory structure, eligibility restrictions and technical and operational rules. In addition, the FCC revised its cellular rules to state explicitly that cellular licensees may provide any PCS-type services (including wireless PBX, data transmission and telepoint services) on their 800 MHz band cellular channels without prior notification to the FCC (other than the notification required to report the construction of new cell sites).

         The FCC has allocated 140 MHz of spectrum in the 2 GHz band for the provision of licensed and unlicensed broadband PCS. Much of the spectrum allocated for broadband PCS is already occupied by microwave licensees. As a general proposition, broadband PCS licensees are required to pay the costs associated with relocating these existing microwave users to other portions of the radio spectrum within a specified time frame.

         Of the 140 MHz of spectrum allocated to broadband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been divided into six channel blocks, as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and have been licensed on the basis of the 51 Rand McNally Major Trading Areas ("MTAs"), (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and has been licensed on the basis of the 493 Rand McNally Basic Trading Areas ("BTAs"),
(iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and have been licensed on the basis of BTAs. The FCC will allow a single entity to combine all three 10 MHz blocks as long as the entity complies with the 45 MHz spectrum cap described below. Licensing has thus far been accomplished by spectrum auctions, but the FCC has recently adopted partitioning rules that will allow PCS licensees to assign portions of their coverage area and/or spectrum to other entities. Restrictions apply to those channel bands (Blocks C & F) which have been set aside for licensing to small businesses and other "designated entities."

         Subject to certain cross-ownership benchmarks, spectrum aggregation is permitted in broadband PCS, but is limited to 45 MHz of attributable Commercial Mobile Radio Service ("CMRS") spectrum per service area to prevent any one person or entity from exercising undue market power. Relevant CMRS spectrum includes broadband PCS, cellular and certain specialized mobile radio systems ("SMRs") operations, and attributable interests can include management and joint marketing arrangements, as well as partitioning. The 45 MHz spectrum cap is a complex rule which is currently under legal challenge.

         Broadband PCS licensees are subject to minimum construction requirements. Broadband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to those currently applied to cellular licensees.

         PCS carriers currently compete with the Company in one MSA and one RSA market and other carriers have commenced construction of systems which the Company believes will overlap at least in part with one additional MSA and two additional RSA markets currently managed by the Company. To date, the Company has experienced little impact from PCS competition, however, it is uncertain what long-term effect these new personal communications services may have on the Company. The Company believes that the cost to build out a PCS network in a representative market of the Company would be three to four times as expensive as the cost incurred by the Company for the same coverage. This higher cost is due in part to the fact that PCS channels are higher in the frequency band than cellular, and the radio signal does not travel as far. Thus, more transmitter sites are required to cover the same area. Therefore, the Company believes that PCS will have difficulty competing effectively with cellular telephone service in the rural marketplace in the near future, but there can be no assurance that this will be the case. In addition, technological advances in cellular telephone technology provide essentially the same services as the PCS proposals described above. The FCC issued operating authority for personal communications services competitive to the Company's services in markets managed by the Company. Because of the FCC's buildout requirements (mandating certain level of population coverage at five and ten year benchmarks), coupled with the higher construction costs and lower population density in rural areas, it is likely that many PCS licensees will concentrate buildout efforts in the largest urban and suburban areas, and may not reach rural areas for several years, if at all.

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

         Although SMR operators historically were subject to limitations that made usage of SMR frequencies more appropriate for short dispatch messages, the FCC has granted waivers of its rules to permit the construction and operation of low powered "cellular-like" services using a collection of SMR frequencies ("ESMR") in a number of markets in the United States. In addition, recent legislation permits commercial mobile service providers, including SMR providers, to obtain upon demand physical interconnection with the landline telephone network. Such interconnection enhances an SMR provider's ability to compete with cellular operators, including the Company. The FCC has encouraged ESMR activities and has amended its rules to establish an Expanded Mobile Service Provider ("EMSP") licensing approach that facilitates such operations. The new rules grant a new type of 800 MHz wide-area license that would permit channels to be aggregated for operation of systems throughout defined geographic areas. The FCC has completed spectrum auctions to license these wide-area systems, and at least one SMR carrier is advertising its service as competition to cellular.

         One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential cellular subscribers who do not need to transmit back to the caller. SMR and paging systems are in operation in many of the service areas within the network.

         The FCC will soon auction licenses to operate wide-area systems in the 220 MHz band. However, the narrow bandwidth of these channels may hinder the ability of licensees to compete effectively with cellular.

         In early 1997, the FCC issued rules designating the 2305-2320 and 2345-2360 MHz bands for new communications services to be called Wireless Communications Service ("WCS"). The auction for these licenses were completed during fiscal year 1997. Licensees will be allowed to offer any fixed, mobile or radio location service or satellite Digital Audio Radio Services on a primary basis. On a secondary basis, amateur radio service and aeronautical telemetry operations will continue in certain portions of the band. Because of the potential for interference from grandfathered satellite operations and other technical constraints, the FCC has indicated that it is unlikely WCS licensees will be able to effectively provide cellular-like mobile services.

         Technological advances in the communications field continue to occur and make it difficult to predict the extent of additional future competition for cellular systems. See "Business -- The Company's Operations -- Expansion." Although satellite service may offer a customer worldwide coverage, the substantial investments required to initiate service, as well as significant technical, political and regulatory hurdles that need to be overcome, may impede the early growth of this technology. Recent legislation may make available up to 200 MHz of spectrum for new communications systems. Each of these systems could provide services that compete with those provided by the Company. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses. The FCC will also soon auction spectrum for Local Multipoint Distribution Service ("LMDS") operations. Such licensees will likely provide wireless local loop and video services, primarily on a fixed basis, but may compete indirectly with cellular.

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

         Upon favorable review of the lottery winner or settlement entity, designation of the tentative selectee and following a public comment period, the FCC issued a construction permit for the cellular telephone system on each frequency block in a specified market. An operating license was then granted for an initial term not to exceed ten years (although a license may be revoked during its term for cause after formal proceedings by the FCC).

         License Renewal.  Cellular licenses are granted by the FCC for a term
         ---------------
not exceeding ten years, and are subject to renewal at the end of that term. The cellular license expiration date has passed for six of CommNet's MSAs. The remaining MSA expires in 1998 with the majority of the company's RSA licenses expiring in 1999 or the year 2000. The FCC has established rules and procedures to process cellular renewal applications filed by existing carriers, as well as any competing applications filed by renewal challengers. At the end of the ten-year license term, the FCC requires a license renewal application be submitted for each station authorization. Upon the FCC's acceptance of the renewal application, the application goes through a standard thirty-day Public Notice process. Renewal applications for the six MSA's have been through this Public Notice process and are currently awaiting FCC grant. Once the Public Notice process is completed, provided there are no challenges, the FCC will grant a new license for a second ten-year term. If there are challenges to a renewal application, the FCC's renewal proceeding is initiated. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. Under the two-step procedure, the FCC will conduct a threshold proceeding (the "step-two" hearing) to determine whether or not the incumbent licensee is entitled to a license renewal expectance for its performance during the past license term and remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If, however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

         The exception to the two-step renewal hearing process allows a competing applicant proposing to provide service that far exceeds the service presently being provided by the incumbent licensee to request a waiver of the two-step process. If the waiver request is granted, the FCC will hold only a comparative hearing, i.e., it will not make a threshold determination in the
                     ----
first instance as to whether the incumbent licensee is entitled to a renewal expectancy.

         Cellular Service Area.  In all markets, at least one cell site must
         ---------------------
have been placed into commercial service within 18 months after the award of the initial construction permit. Under FCC rules, the authorized service area for a cellular licensee in a market is referred to as the Cellular Geographic Service Area ("CGSA"). The CGSA is defined as the area served by the cellular licensee (as computed by a mathematical formula based on the height and power of operating cell sites within which the licensee is entitled to protection from interference on its frequencies). The CGSA will be smaller than the market if a licensee has not fully built-out its system, or it may be larger than the market if the licensee serves areas of adjacent markets. Cellular licensees do not need to obtain FCC authority prior to increasing the CGSA within their market during the five-year period after the construction permit is initially granted for the market. However, FCC notification of construction is still generally required. After the five-year exclusive period has expired, any entity may apply to serve the unserved areas of the market that comprise at least 50 contiguous square miles and are outside of the licensee's CGSA (an "unserved area application").

         Unserved area applications are filed in two phases, Phase I and Phase
II. During the first half of 1993, the FCC accepted Phase I unserved area applications for frequency blocks in all markets in which: the five-year fill-in period had already expired or would expire on or before March 15, 1993; no applications for initial authorizations were filed; or authorizations were surrendered or canceled for failure to meet the 18-month construction deadline or other reasons. For all other markets, Phase I applications were due on the 31st day following expiration of the five-year fill-in period. All Phase I applications for a given market are deemed mutually exclusive even if their proposed CGSAs do not overlap. Once an authorization has been granted to a Phase I applicant, the permittee has 90 days within which to file an application requesting FCC authority to make major modifications to its Phase I system. During this period, the FCC will not accept any other applications for unserved areas in a market that are mutually exclusive (overlap of proposed CGSAs) with the Phase I carrier's major modification application.

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

         Unserved area applicants not proposing to expand an existing system, i.e., applicants for new cellular systems must propose to serve a minimum of 50 contiguous square miles and must demonstrate their financial qualifications to construct the proposed system and to operate it for one year (assuming no revenues). Existing licensees proposing to expand their systems through the filing of an unserved area application are not subject to the 50 square mile minimum coverage rule, nor are they required to make a financial qualifications showing. Under recent legislation described below, mutually exclusive unserved area applications are processed by lottery selection procedures (for applications filed prior to July 26, 1993) or by auctions (for applications filed after July 26, 1993), and existing cellular carriers receive no preference in the lottery selection or auction process.

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

         The FCC recently adopted rules, which are expected to become effective in early 1998, that will liberalize foreign investment in U.S. telecommunications carriers, consistent with the 1997 World Trade Organization
(WTO) Basic Telecom Agreement. Foreign investors will be able to own up to 49 percent of a carrier in the U.S. market without special authorization. The FCC has also enhanced its regulatory safeguards to prevent the exercise of foreign market power in the U.S. telecommunications market.

         Recent Legislation.  The Telecommunications Act of 1996 (the "Act"),
         ------------------
which modifies and amends the Communications Act, covers virtually every element of communications. Congress' main objective was to promote competition and reduce regulation in order to secure lower prices and higher quality services for telecommunications consumers and to encourage the rapid deployment of new telecommunications technologies. A great portion of the Act is aimed at removing restrictions which prevent local and long distance service providers from offering competing services in the same territory and redefining compensation arrangements between CMRS providers, which include cellular carriers such as the Company, Interexchange Carriers ("IXCs"), Local Exchange Carriers ("LECs") and Independent Local Exchange Carriers ("ILECs"). The major impact of the Act on the Company will initially be to reduce the costs paid by the Company to interconnect and terminate calls on LEC, ILEC and IXC networks. The Act requires such carriers to base termination charges to CMRS providers on cost and to compensate CMRS providers for calls they terminate. The Company began to benefit from these changes in fiscal year 1997. While the FCC's interconnection rules were being challenged in court, the Company successfully negotiated new interconnection agreements throughout its operating territory based on interim pricing rules. Although many of the FCC's rules were struck down by a federal court, the portion of the rules setting lower interconnection rates for wireless carriers was upheld. As a result, the Company anticipates maintaining these favorable rates and, in some cases, possibly negotiating even lower rates in the future.

         The Act mandates CMRS providers pay into the Universal Service Fund ("USF"). The USF is to ensure basic telephone services are available, reasonable and affordable for all citizens. In addition, the USF will promote access to high capacity telecommunications services for schools, libraries and rural health care providers. The FCC is now in the process of setting specific contribution rates. Customers will begin seeing a new line item on their bills from the Company as well as other carriers in general beginning January 1, 1998, with the revenues passing through to the USF administrator. The rate charged by the Company will initially be .75% of local service revenues and may be adjusted upward or downward after six months. Additionally, states may create their own funds imposing charges only on intrastate service to supplement the resources available from USF. State governments will be responsible for determining who will be eligible to receive federal or state USF subsidies. Most states have not finalized their rules, but it is likely that any CMRS provider which seeks to draw funds from the USF will be subject to additional regulation by that state.

         In early 1997, the FCC issued rules designating the 2305-2320 and 2345-2360 MHz bands for new communications services to be called Wireless Communications Service ("WCS"). The auction for these licenses were completed during fiscal year 1997. Licensees will be allowed to offer any fixed, mobile or radio location service or satellite Digital Audio Radio Services on a primary basis. On a secondary basis, amateur radio service and aeronautical telemetry operations will continue in certain portions of the band. Because of the potential for interference from grandfathered satellite operations and other technical constraints, the FCC has indicated that it is unlikely WCS licensees will be able to effectively provide cellular-like mobile services.

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

         FAA, Zoning and Other Land Use.  The location and construction of
         ------------------------------
cellular transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations. The time needed to obtain FAA approvals, zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

Employees
---------

         As of December 19, 1997, the Company had 596 full-time employees. The Company engages the services of independent contractors on an as-needed basis.


Item 2.  Properties.

         In addition to the direct and attributable interests in cellular licensees discussed in this Report, the Company leases its principal executive offices (consisting of approximately 62,400 square feet) located in Englewood, Colorado. The Company and its affiliates lease and own locations for retail sales, inventory storage, microwave, cell site and switching equipment and administrative offices.


Item 3.  Legal Proceedings.

         On May 29, 1997 (the day after the proposed Merger was publicly announced), the Company and each of its five directors (two of whom are executive officers of the Company) were named as defendants in a complaint filed in the Colorado District Court, County of Arapahoe, by Brickell Partners, an entity claiming to be a shareholder of the Company, individually and purportedly as a class action on behalf of shareholders of the Company. In general, the complaint alleges that the Company's directors have breached their fiduciary duties by, among other things, resolving to approve the Merger at an allegedly inadequate price and by allegedly failing to take all reasonable steps to insure maximization of shareholder value. The complaint seeks injunctive relief prohibiting the Company from, among other things, consummating the Merger. The complaint also seeks unspecified damages, attorneys' fees and other relief.

         The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously, on behalf of itself and its directors, if the plaintiff elects to proceed with its action.

         On July 8, 1997, Dakota Systems, Inc., the minority general partner in the Sioux Falls Cellular Limited Partnership ("Sioux Falls"), and Splitrock Telecom Cooperative, Inc., Union Telephone Company, Sioux Valley Telephone Company and Baltic Cooperative Telephone Company, the limited partners in Sioux Falls (collectively, the minority general partner and the limited partners are referred to herein as "plaintiffs"), filed a lawsuit in the Circuit Court, County of Minnehaha, State of South Dakota, against CINC, the Company, and Sioux Falls. CINC is the general partner of Sioux Falls and a wholly-owned subsidiary of the Company. The lawsuit alleges, among other things, that the Merger triggers plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls under the Certificate and Agreement Establishing Sioux Falls Limited Partnership. The lawsuit seeks, among other things, a declaratory judgment concerning the terms of plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls, a temporary and permanent injunction prohibiting the Merger until plaintiffs' rights are clarified, and damages. The lawsuit also seeks to enjoin a proposed sale of a telecommunications switch by Sioux Falls to the Company and to void certain amendments to the switch user agreements. The Company intends to defend the lawsuit vigorously if the plaintiffs elect to proceed with the litigation.

         On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleges intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The lawsuit seeks, among other things, general and special damages of not less than $5,493,840, exemplary damages, fees and costs. The Company has filed a motion to stay the Pueblo lawsuit until adjudication of the Arapahoe County lawsuit. In December 1997, the court denied the motion to stay. The Company intends to defend the lawsuit vigorously.

         There are no other material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         A special meeting of the shareholders of the Company was held on September 25, 1997 to consider and vote upon the Merger. At that meeting 9,393,415 shares voted in favor of the Merger, 24,065 voted against the Merger and 63,597 shares abstained from voting.

                                   PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock for each fiscal quarter since October 1, 1995 as reported by Nasdaq.

         Fiscal Year 1996:                                High      Low
                                                          ----      ---
            First Quarter.............................. $29 1/4  $ 24 3/4
            Second Quarter.............................  29 1/2    25 1/2
            Third Quarter..............................  35 3/8    28 3/4
            Fourth Quarter.............................  32        25 3/8

         Fiscal Year 1997:                                High      Low
                                                          ----      ---
            First Quarter.............................. $31 1/4  $ 27 1/8
            Second Quarter.............................  29 1/2    24 3/8
            Third Quarter..............................  35        24 5/8
            Fourth Quarter.............................  35 1/2    34 3/8

         As of December 23, 1997, there were 355 holders of record of the Common Stock.

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

Item 6. Selected Financial Data. (Amounts in thousands, except share and per share data)

Statement of Operations Data (1):
                                                                         Years ended September 30,
                                                ---------------------------------------------------------------------
                                                       1997          1996          1995          1994         1993
                                                       ----          ----          ----          ----         ----
Revenues                                           $   150,867   $   115,196   $    89,844   $    61,360   $   33,689
Costs and expenses (net
 of amounts allocated
 to affiliates):
 Cellular operations                                    92,598        76,123        68,929        50,856       30,289
 Corporate                                                 914           880         1,327           406       (1,119)
 Total depreciation and
  amortization                                          23,188        21,840        17,595        12,650       19,950
 Write-down of investment in cellular
  system equipment                                           -             -             -         3,117            -
                                                   -----------   -----------   -----------   -----------    ---------
Operating income (loss)                                 34,167        16,353         1,993        (5,669)     (15,431)
Equity in net loss of
 affiliates                                             (7,589)       (1,636)       (5,028)       (5,092)      (6,339)
Minority interest in net
 income of consolidated
 affiliates                                             (2,964)       (1,123)         (964)         (544)           -
Gains (losses) on sales of
 affiliates                                                350          (250)       19,471         3,912        7,821
Interest expense                                       (29,464)      (28,208)      (26,044)      (21,339)     (16,428)
Interest income                                          6,532        10,468        13,046        12,081       10,703
                                                   -----------   -----------   -----------   -----------   ----------
Income (loss) before
 income taxes and
 extraordinary charge                                    1,032        (4,396)        2,474       (16,651)     (19,674)
Income tax expense                                           -             -           400           100            -
                                                   -----------   -----------   -----------   -----------   ----------
Income (loss) before
 extraordinary charge                                    1,032        (4,396)        2,074       (16,751)     (19,674)
Extraordinary charge                                         -             -        (2,012)            -       (2,992)
                                                   -----------   -----------   -----------   -----------   ----------
Net income (loss)                                  $     1,032   $    (4,396)  $        62   $   (16,751)  $  (22,666)
                                                   ===========   ===========   ===========   ===========   ==========
Income (loss) per common
 share before
 extraordinary charge                              $       .07   $      (.32)  $       .17   $     (1.45)  $    (2.30)
Extraordinary charge                                         -             -          (.16)            -         (.35)
                                                   -----------   -----------   -----------   -----------   ----------
Net income (loss) per
 common share                                      $       .07   $      (.32)  $       .01   $     (1.45)  $    (2.65)
                                                   ===========   ===========   ===========   ===========   ==========
Weighted average shares
 outstanding                                        13,767,130    13,727,203    12,153,592    11,577,191    8,551,785
                                                   ===========   ===========   ===========   ===========   ==========

Balance Sheet Data (1):
                                                                         Years ended September 30,
                                                ---------------------------------------------------------------------
                                                       1997          1996          1995          1994         1993
                                                       ----          ----          ----          ----         ----
Working capital                                    $    15,840   $    16,246   $    39,911   $    25,525   $   63,561
Investments in and
     advances to affiliates                             47,211        57,245        56,919        61,909       55,892
Net property and
     equipment                                         143,875       118,099       105,289        79,918       53,460
Total assets                                           352,916       331,837       325,668       282,638      269,524
Long-term debt                                         250,852       245,845       246,357       243,913      259,676
Total liabilities                                      291,016       268,855       267,012       266,731      278,946
Stockholders' equity
     (deficit) (2)                                      61,900        62,982        58,656        15,906       (9,422)

Supplemental Financial Data:
                                              Years ended September 30,
                                  -------------------------------------------------
                                    1997      1996      1995      1994       1993
                                    ----      ----      ----      ----       ----
EBITDA (See "Management's
     Discussion and Analysis--
     General")                     $57,355   $38,193   $19,588   $10,098   $  4,519

Net cash provided (used) by
     operating activities          $48,631   $20,751   $14,068   $(7,170)  $(18,579)

Differences between EBITDA and net cash provided (used) by operating activities were primarily cash interest expense and changes in operating assets and liabilities.

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

                                      September 30,
                             -----------------------------
                              1997  1996  1995  1994  1993
                              ----  ----  ----  ----  ----
     Consolidated               46    46    45    42    36
     Equity                     18    18    20    35    38
     Cost                       18    18    18    18     6
                              ----  ----  ----  ----  ----
                                82    82    83    95    80
                              ====  ====  ====  ====  ====

(2)  No cash dividends were declared or paid during any period presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

     The Company generated net income during fiscal 1997, operating income during fiscal 1997 and 1996 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1997 and 1996, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets are included in the consolidated results for both fiscal years ended September 30, 1997 and September 30, 1996. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, as well as the operations of Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the equity method and 18 markets were accounted for under the cost method for both fiscal years ended September 30, 1997 and September 30, 1996.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At September 30, 1997, six loans bore interest at the average cost of CoBank borrowings and 28 bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio). From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     Management believes there exists a seasonality in both service revenues, which tend to increase more rapidly in the third and fourth fiscal quarters, and operating expenses, which tend to be highest in the first fiscal quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

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

Results of Operations
---------------------

     Fiscal Year 1997 Compared With Fiscal Year 1996.     Cellular service
     -----------------------------------------------
revenues, including in-roaming revenues, increased by 31%, or $34,877,000, from $112,387,000 for the year ended September 30, 1996 to $147,264,000 for the year ended September 30, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire year from 44 during the year ended September 30, 1996 to 46 during the year ended September 30, 1997. Growth in subscribers accounted for 87% of the increase, and the number of consolidated markets accounted for 13% of the increase. In-roaming revenues increased by 35%, or $10,293,000, from $29,588,000 for the year ended September 30, 1996 to $39,881,000 for the year ended September 30, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates are expected to decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $63 for the year ended September 30, 1996 to $60 for the year ended September 30, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month was unchanged at $16.

     Cost of cellular service decreased as a percentage of service revenues from 19% in fiscal year 1996 to 18% in fiscal year 1997, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has renegotiated some interconnect agreements for lower prices and is in the process of renegotiating others. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service and as a result of negotiations completed during fiscal 1997 that reduced interconnection rates.

     Equipment sales increased 28% from $2,809,000 for the year ended September 30, 1996 to $3,603,000 for the year ended September 30, 1997 due primarily to increases in sales of accessories. This increase was partially offset by the effects of the Company's customer satisfaction and pricing program which was introduced in February 1996 allowing subscribers to use handsets and accessories at virtually no cost at the time of activation. Cost of equipment sales increased 19% from $10,588,000 for the year ended September 30, 1996 to $12,598,000 for the year ended September 30, 1997. Approximately $7,565,000 and $2,380,000 of the year ended September 30, 1997 cost of equipment sales relates to equipment provided to new and existing customers, respectively. Customers are generally required to return equipment to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 29% from $23,038,000 during the year ended September 30, 1996 to $29,819,000 during the year ended September 30, 1997, due to the growth in the customer base. The majority of these costs were incremental customer billing expense, bad debt expense and customer service support staff. In addition, bad debt expense increased from 1.07% of total revenues during the year ended September 30, 1996 to 2.51% of total revenues during the year ended September 30, 1997. General and administrative costs as a percentage of service revenues remained unchanged at 20% for the year ended September 30, 1996 and the year ended September 30, 1997. The Company expects bad debt expense as a percentage of total revenues to decrease in future periods as collection efforts intensify.

     Marketing and selling costs increased 12% from $20,920,000 for the year ended September 30, 1996 to $23,344,000 for the year ended September 30, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 6% from $233 for the year ended September 30, 1996 to $220 for the year ended September 30, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

     In October 1997, three RSA licensees purported to notify the Company of termination of management agreements in those markets during fiscal 1998. The Company is assessing its response to these notices. However, certain economies of scale for the remaining managed markets may be diminished unless cost cutting measures take effect concurrent with management changes should such changes occur.

     Depreciation and amortization relating to cellular operations increased 13% from $18,149,000 for the year ended September 30, 1996 to $20,433,000 for the year ended September 30, 1997, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the year ended September 30, 1996 were $4,571,000, which represented gross expenses of $11,037,000 less amounts allocated to nonconsolidated affiliates of $6,466,000. Corporate costs and expenses for the year ended September 30, 1997 were $3,669,000, which represented gross expenses of $10,085,000 less amounts allocated to nonconsolidated affiliates of $6,416,000. The decrease was due primarily to the write-off of certain assets totaling approximately $1,800,000 related to the Company's corporate office move during the year ended September 30, 1996, offset by costs and expenses to develop operations of CPI incurred during the fiscal year ended September 30, 1997 which were not allocated to affiliates. Corporate costs and expenses are expected to decrease slightly in future periods because CPI operations are expected to expand resulting in separate line of business reporting of CPI revenues and costs and expenses.

     Equity in net loss of affiliates increased 364% from $1,636,000 for the year ended September 30, 1996 to $7,589,000 for the year ended September 30, 1997. The increase was due primarily to decreased losses in nonconsolidated affiliates, offset by recognition of the entire $6,189,000 net loss of TVX, Inc. which was $2,729,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflects that the Company was the sole source of funding of TVX, Inc. In addition, during the quarter ended September 30, 1997, the Company recorded an approximate $3,288,000 reserve related to its investment in TVX, Inc. which is reflected in equity in net loss of affiliates. After giving effect to the reserve, the Company's carrying value of its investment is zero. TVX, Inc. has entered into a letter of intent for the sale of substantially all of its assets. However, there can be no assurance that a sale will be consummated or that the Company would receive any proceeds upon such sale.

     Interest expense increased 4% from $28,208,000 for the year ended September 30, 1996 to $29,464,000 for the year ended September 30, 1997 due to the higher accreted discount notes balance. Cash paid for interest decreased 10% from $14,012,000 during the year ended September 30, 1996 to $12,548,000 during the year ended September 30, 1997 due to lower average secured bank financing balances.

     Interest income decreased 38% from $10,468,000 for the year ended September 30, 1996 to $6,532,000 for the year ended September 30, 1997. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

     At September 30, 1997, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $45,165,000, compared to $50,808,000 at September 30, 1996. The decrease was due to utilization of NOL carryforwards to offset current year taxable income.

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

     Equipment sales decreased 64% from $7,905,000 in fiscal year 1995 to $2,809,000 in fiscal year 1996 due to the introduction of the Company's new customer satisfaction and pricing program, which was introduced in February
1996 allowing subscribers to use handsets and accessories at virtually no fee. After January 1996, sales of accessories accounted for the majority of the Company's equipment sales. Cost of equipment sales decreased 3% from $10,902,000 in fiscal year 1995 to $10,588,000 in fiscal year 1996. Approximately $4,850,000 and $1,671,000 of the fiscal year 1996 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

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

     Marketing and selling costs decreased 3% from $21,642,000 in fiscal year 1995 to $20,920,000 in fiscal year 1996, primarily as a result of reductions in commission costs offset by increased advertising costs. Marketing costs per gross new subscriber decreased 20% from $279 in fiscal year 1995 to $223 in fiscal year 1996, as a result of increased gross subscriber additions which outpaced increases in costs incurred. In addition, the Company continues to expand its retail presence to capitalize on retail trade while driving down commission costs.

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

     At September 30, 1996, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $50,808,000, compared to $40,503,000 at September 30, 1995. The increase resulted from the NOL consolidation of two affiliated corporations offset by fiscal year 1996 taxable income.

Acquisitions and Sales
----------------------

     In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

     In April 1997, the Company sold a 10% interest in one of its managed MSA markets to a partner in such market for approximately $436,000 in cash, pursuant to an option granted at the time of the Company's purchase of such interest. In June 1997, the Company sold an additional 9% interest in this market to the same partner for approximately $393,000 in cash.

     On May 27, 1997, the Company entered into the Merger Agreement with Newco providing for the Merger. The Merger Agreement provides that each share of the Company's Common Stock, par value $.001 per share (including each associated Right, "CommNet Common Stock"), issued and outstanding immediately prior to the effective time of the Merger will be converted, at the election of the holder, into either (a) the right to receive $36.00 in cash or (b) the right to retain one share of CommNet Common Stock. Because 588,611 shares of CommNet Common Stock must be retained by existing CommNet shareholders either through election or proration, the right to receive $36.00 in cash for each share of CommNet Common Stock or to retain that share of CommNet Common Stock is subject to proration, as set forth in the Merger Agreement. The shareholders of the Company voted to approve the Merger at a special meeting held on September 25, 1997.

     The Merger is expected to be consummated shortly after all conditions thereto have been satisfied, including the receipt of FCC approval. As previously disclosed, certain petitions have been filed before the FCC seeking to dismiss or deny the Company and the Partnership's joint application to the FCC to transfer control of certain cellular licenses from the Company to the Partnership. Although the Company is seeking to have the FCC dismiss such petitions on an expedited basis, there can be no assurance as to the outcome of such decision, or the time period that may elapse before a decision is reached and consequently, of the time period that may elapse before the Merger is consummated. The Company believes that it will prevail on the merits on the petitions and is contesting the petitions vigorously.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Fiscal Year 1997.  Net cash provided by operating activities was
     ----------------
$48,631,000 during the year ended September 30, 1997 composed primarily of $46,259,000 from net income after adjustments to reconcile net cash provided by operating activities and decreases in working capital requirements of $2,372,000.

     Net cash used by investing activities was $30,313,000 for the year ended September 30, 1997. This was due primarily to $37,363,000 required to fund the purchase of property and equipment and additions to other assets of $1,335,000 offset by proceeds of $8,480,000 from CIFC note repayments recorded as reductions to investment and advances to affiliates.

     Net cash used by financing activities was $15,678,000 for the year ended September 30, 1997. This was due primarily to net reductions to long-term debt and capital leases of $14,728,000, repurchases of Common Stock of $2,933,000 and distributions to minority interests of $2,349,000, offset by $4,111,000 of capital contributions received from minority interests.

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



Liquidity and Capital Resources
-------------------------------

     General.  CommNet Cellular Inc. (referred to herein as the "parent
     -------
company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing is the loan facility with CoBank (the "CoBank Credit Agreement"), pursuant to which CoBank has agreed to lend up to $165,000,000 to CIFC. Of the $165,000,000, $140,000,000 may be reloaned by CIFC to the Company's affiliates for the construction, operation and expansion of cellular telephone systems including up to $5,000,000 for the construction and operation of a paging network. The remaining $25,000,000 is reserved for acquisitions by CINC. Of the $140,000,000, $80,000,000 may be borrowed by CIFC to be repaid to the parent company and used for general corporate purposes, including capital expenditures, debt service and acquisitions. The CoBank Credit Agreement restricts the ability of the Company's affiliates and subsidiaries, a substantial number of which are consolidated for financial statement purposes, to make distributions to the parent company until such affiliates and subsidiaries have repaid all outstanding debt to CIFC. As a result, a portion of the Company's consolidated cash flows and cash balances is not available to satisfy the parent company's capital and debt service requirements.

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

     As of September 30, 1997, the Company had unused commitments under the CoBank Credit Agreement of $155,238,000, of which $59,440,000 was available to be repaid to the parent company for general corporate purposes. In addition to the liquidity provided by the CoBank Credit Agreement, at September 30, 1997, the Company, on a consolidated basis, had available $14,132,000 of cash and cash equivalents.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the year ended September 30, 1997 was $50,548,000. These expenditures were primarily for 72 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for fiscal year 1998 to be $27,278,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     Currently, the Company's near-term debt service requirements consist primarily of principal and interest payments on the indebtedness incurred under the CoBank Credit Agreement and interest payments on the 11 1/4% Subordinated Notes due 2005. Interest on the Company's 11 3/4% Senior Subordinated Discount Notes is payable in cash commencing March 1, 1999. The Company anticipates its cash interest expense under its current debt structure for fiscal year 1998 will be $10,773,000. Revolving loan indebtedness outstanding under the CoBank
Credit Agreement will convert to term loan indebtedness at December 31, 1997 to be amortized over the next three years. The Company anticipates repaying debt under the notes and CoBank Credit Agreement with funds to be drawn under the Chase Credit Agreement in conjunction with consummation of the Merger. The Company anticipates its cash interest expense under the Chase Credit Agreement will be $49,314,000 during fiscal 1998 assuming the Merger closes on January 1, 1998, and additional fees associated with the loan and the merger to be $37,500,000. Additional borrowings under the Chase Credit Agreement may be required if cash from operating activities is not sufficient to fund cash interest expense. See "The Credit Agreements" below.

     The Company believes operating cash flow, existing cash balances and borrowing availability under either the CoBank Credit Agreement or the Chase Credit Agreement will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

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

     The Company continually evaluates the acquisition of cellular properties. Acquisitions are likely to require capital in addition to the budgeted capital requirements described above, and such requirements may in turn require the issuance of additional debt or equity securities. The Company's ability to finance the acquisition of additional cellular properties with debt financing may be constrained by certain restrictions contained in its existing debt instruments. Although all existing debt covenants are anticipated to be amended in connection with the Merger, new covenants will be contained in the Chase Credit Agreement.

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. From August 1996 to October 1996, the Company repurchased 149,500 shares at prices ranging from $27.75 to $29.125 for an aggregate price of $4,310,938. The Company has discontinued this program.

     The Credit Agreements.  Pursuant to an agreement (the "CoBank Credit
     ---------------------
Agreement"), CoBank has agreed to loan up to $165,000,000 to CIFC to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems including $25,000,000 to fund the acquisitions of additional cellular systems, subject to certain conditions. As of September 30, 1997, $59,440,000 was available under the CoBank Credit Agreement to be borrowed from CoBank by CIFC and repaid to the parent company for general corporate purposes. The CoBank Credit Agreement provides, at the Company's option, for interest at a margin over prime or LIBOR (.25% and 1.75% at September 30, 1997, respectively). The interest rate margin is determined based upon the maintenance of certain debt to cash flow ratios. At October 1, 1996 the interest rate margin was 1.00% over prime and 2.50% over LIBOR. On January 1, 1997 the interest rate margin was reduced to .50% over prime and 2.00% over LIBOR and on May 16, 1997, the interest rate margins were reduced to
 .25% and 1.75% over prime and LIBOR, respectively. The outstanding balance under the CoBank Credit Agreement was approximately $9,762,000 at September 30, 1997, all of which was fixed at the LIBOR based rate of 7.41% for terms of one to three months.

     Effective January 1, 1997, CIFC and CoBank amended the CoBank Credit Agreement to extend the term period of the facility to December 31, 1997 with a three-year principal amortization upon the loan termination. The loan is secured by a first lien upon all of the assets of CIFC and each of the affiliates to which funds are advanced by CIFC. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first lien on all of the assets of the Company as security for such guaranty.

     The CoBank Credit Agreement prohibits the payment of cash dividends, limits the use of borrowings, prohibits any other senior borrowings, restricts expenditures for certain investments, requires positive working capital and requires the maintenance of certain liquidity, capitalization, debt, debt service and cash interest ratios. The requirements of the CoBank Credit Agreement were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the CoBank Credit

Agreement. Approval may be required from the syndicate for waivers or other amendments to the CoBank Credit Agreement requested by CIFC or the Company.

     As of September 18, 1997, CIFC and the Company entered into a new senior bank credit facility with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as fronting bank, and the other lenders named therein (the "Chase Credit Agreement"). Funding under the Chase Credit Agreement will be used to pay off the CoBank Credit Agreement, to tender for the Company's 11 3/4% Senior Subordinated Notes and 11 1/4% Subordinated Notes, and to fund costs associated with the Merger Agreement and will not occur unless and until the Merger is consummated. Advances made under the Chase Credit Agreement will be used, when necessary, to fund loans made by CIFC to the affiliates.

     The Chase Credit Agreement provides for aggregate credit commitments of up to $760 million. All obligations of CIFC and the guarantors under the Chase Credit Agreement and the guarantees will be secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement will be secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

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

                                                                      Years ended September 30,
                                   --------------------------------------------------------------------------------------
                                     1997        1996             1997           1996             1997            1996
                                   ----------------------      --------------------------       -------------------------
                                         Combined(1)           Financed Proportionate (2)       Company Proportionate (3)
                                   ----------------------      --------------------------       -------------------------
Managed Markets
Revenues:
     Cellular service              $126,755     $ 99,736        $116,238        $ 93,066        $ 96,034        $ 74,112
     In-roaming                      46,389       36,027          42,504          33,732          36,023          27,243
     Equipment sales                  3,969        3,094           3,636           2,851           3,184           2,341
                                   --------     --------        --------        --------        --------        --------
      Total revenues                177,113      138,857         162,378         129,649         135,241         103,696

Costs and expenses
     involving cash:
     Cost of sales:
      Cellular service
      (including in-roaming)         29,058       25,967          27,027          24,470          22,648          19,484
      Equipment sales                14,231       11,900          13,012          10,868          11,193           8,926
     General and administrative      35,178       27,883          32,271          25,859          26,690          20,541
     Marketing and selling           28,391       25,608          26,123          23,838          21,361          18,942
                                   --------     --------        --------        --------        --------        --------
      Total cash costs and
       expenses                     106,858       91,358          98,433          85,035          81,892          67,893
                                   --------     --------        --------        --------        --------        --------
EBITDA                             $ 70,255     $ 47,499        $ 63,945        $ 44,614        $ 53,349        $ 35,803
                                   ========     ========        ========        ========        ========        ========

Capital expenditures               $ 50,548     $ 33,694        $ 47,623        $ 32,291        $ 38,384        $ 29,064

Subscriber count                    274,745      211,278         242,975         196,780         204,420         157,816
Total markets                          56             55              56              55              56              55

Nonmanaged Markets
Revenues:
     Cellular service
      (including in-roaming)       $119,194     $ 92,177        $ 18,802        $ 14,457       $  13,761       $   9,607
     Equipment sales                  7,453        6,889             690             689             551             531
                                   --------     --------        --------        --------        --------        --------
      Total revenues                126,647       99,066          19,492          15,146          14,312          10,138
Costs and expenses
     involving cash:
     Cost of sales:
      Cellular service               25,440       21,368           4,242           3,941           3,114           2,591
      Equipment sales                 9,665        7,717           1,171             893             880             655
     General and administrative      25,276       17,940           4,374           3,390           3,093           2,152
     Marketing and selling           26,162       19,683           4,119           3,017           3,188           2,141
                                   --------     --------        --------        --------        --------        --------
      Total cash costs
       and expenses                  86,543       66,708          13,906          11,241          10,275           7,539
                                   --------     --------        --------        --------        --------        --------
EBITDA                             $ 40,104     $ 32,358        $  5,586        $  3,905        $  4,037        $  2,599
                                   ========     ========        ========        ========        ========        ========

Capital expenditures               $ 17,280     $ 20,071        $  2,177        $  2,529        $  1,435        $  1,803

Subscriber count                    194,563      158,613          31,909          23,241          23,559          17,312
Total markets                            26           27              26              27              26              27

                                     II-12


                                                                                    Years ended September 30,
                                                                                    -------------------------
                                                                                     1997              1996
                                                                                    -------------------------
Reconciliation From Company Proportionate EBITDA to Consolidated Net Income (Loss):

Total proportionate EBITDA (managed and nonmanaged markets)                         $ 57,386         $ 38,402
Depreciation and amortization                                                        (17,681)         (15,766)
Interest expense                                                                     (11,203)          (9,555)
Equity in nonlicensee affiliates                                                     (11,550)          (4,735)
Minority interests                                                                     3,035            2,423
Intercompany interest                                                                 10,075            8,202
Depreciation and amortization not owned by affiliates                                 (2,525)          (2,605)
Unallocated corporate expenses                                                        (3,669)          (4,570)
Gain (loss) on sales of affiliates                                                       350             (250)
Interest expense (net) and other                                                     (23,186)         (15,942)
                                                                                    --------         --------
Consolidated net income (loss)                                                      $  1,032         $ (4,396)
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

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are filed under this item, beginning on page II-14. The consolidated financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                        Report of Independent Auditors
                        ------------------------------


The Board of Directors and Stockholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheets of CommNet Cellular Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14 (a)(2). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)(1)) present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             ERNST & YOUNG LLP

Denver, Colorado
December 5, 1997

                             COMMNET CELLULAR INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 and 1996

                   (Amounts in thousands, except share data)


ASSETS (Note 4)                                               1997      1996
------                                                        ----      ----
Current assets:
     Cash and cash equivalents                              $ 14,132  $ 11,492
     Accounts receivable, net of allowance for
      doubtful accounts of $2,122 and $1,947 in
      1997 and 1996, respectively                             25,386    19,933
     Current portion of advances to affiliates                 2,873         -
     Inventory and other                                       4,558     3,949
                                                            --------  --------
       Total current assets                                   46,949    35,374

Investment in and advances to affiliates (Notes 2 and 3)      47,211    57,245

Investment in cellular system equipment                       10,243    11,809

Property and equipment, at cost:
     Cellular system equipment                               159,436   126,305
     Land, buildings and improvements                         31,688    25,977
     Furniture and equipment                                  19,505    17,144
                                                            --------  --------
                                                             210,629   169,426
     Less accumulated depreciation                            66,754    51,327
                                                            --------  --------
       Net property and equipment                            143,875   118,099

Other assets, less accumulated amortization of
     $36,883 and $33,166 in 1997 and 1996,
     respectively:
       FCC licenses and filing rights (Note 2)                98,216   103,251
       Deferred loan costs and other                           6,422     6,059
                                                            --------  --------

       Total other assets                                    104,638   109,310
                                                            --------  --------
                                                            $352,916  $331,837
                                                            ========  ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                          September 30, 1997 and 1996

                   (Amounts in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997        1996
------------------------------------                                   ----        ----

Current liabilities:
     Accounts payable - trade                                       $   7,695   $   3,468
     Accounts payable - property and equipment purchases                8,228       2,116
     Accrued commissions                                                1,118       1,197
     Accrued interconnect costs                                         1,851         650
     Accrued operating taxes                                            2,809       2,334
     Other accrued liabilities                                          5,988       3,124
     Interest payable                                                   2,302       2,556
     Current portion of secured bank financing and
       other long-term debt                                             1,118       3,683
                                                                    ---------   ---------

       Total current liabilities                                       31,109      19,128


Long-term debt:
     Secured bank financing (Note 4)                                    8,803      20,825
     Note payable and other long-term debt (Note 4)                     2,916       3,057
     11 3/4% senior subordinated discount notes (Note 5)              159,133     141,963
     11 1/4% subordinated notes (Note 5)                               80,000      80,000

Minority interests                                                      9,055       3,882

Commitments and contingencies (Note 6)

Stockholders' equity
     (Notes 2, 3, 4, 5, 8, 9, and 10):
     Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued                                          -           -
     Common Stock, $.001 par value; 40,000,000 shares
      authorized; 13,785,211 and 13,859,740 shares issued
      at September 30, 1997 and 1996, respectively                         14          14
     Capital in excess of par value                                   165,989     168,103
     Accumulated deficit                                             (104,103)   (105,135)
                                                                    ---------   ---------

      Total stockholders' equity                                       61,900      62,982
                                                                    ---------   ---------

                                                                    $ 352,916    $331,837
                                                                    =========   =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended September 30, 1997, 1996 and 1995
            (Amounts in thousands, except share and per share data)

                                                    1997          1996          1995
                                                    ----          ----          ----
Revenues:
       Cellular service                        $   107,383   $    82,799   $    60,854
       In-roaming                                   39,881        29,588        21,085
       Equipment sales                               3,603         2,809         7,905
                                               -----------   -----------   -----------
                                                   150,867       115,196        89,844
Costs and expenses:
     Cellular operations:
       Cost of cellular service                     26,837        21,577        16,162
       Cost of equipment sales                      12,598        10,588        10,902
       General and administrative                   29,819        23,038        20,223
       Marketing and selling                        23,344        20,920        21,642
       Depreciation and amortization                20,433        18,149        15,454
     Corporate:
       General and administrative                    7,330         7,346         7,392
       Depreciation and amortization                 2,755         3,691         2,141
       Less amounts allocated to
        nonconsolidated affiliates                  (6,416)       (6,466)       (6,065)
                                               -----------   -----------   -----------
                                                   116,700        98,843        87,851
                                               -----------   -----------   -----------
Operating income                                    34,167        16,353         1,993

Equity in net loss of affiliates (Note 3)           (7,589)       (1,636)       (5,028)
Minority interest in net income of
     consolidated affiliates                        (2,964)       (1,123)         (964)
Gains (losses) on sales of affiliates and
     other (Note 2)                                    350          (250)       19,471
Interest expense                                   (29,464)      (28,208)      (26,044)
Interest income (Note 3)                             6,532        10,468        13,046
                                               -----------   -----------   -----------
Income (loss) before income taxes and
     extraordinary charge                            1,032        (4,396)        2,474
Income tax expense (Note 7)                              -             -           400
                                               -----------   -----------   -----------
Income (loss) before extraordinary charge            1,032        (4,396)        2,074

Extraordinary charge related to early
     extinguishment of long-term debt
     (Note 5)                                            -             -        (2,012)
                                               -----------   -----------   -----------
Net income (loss)                              $     1,032   $    (4,396)  $        62
                                               -----------   -----------   -----------
Income (loss) per common share:
     Income (loss) before extraordinary
       charge                                  $       .07   $      (.32)  $       .17
     Extraordinary charge                                -             -          (.16)
                                               -----------   -----------   -----------
     Net income (loss) per common share        $       .07   $      (.32)  $       .01
                                               ===========   ===========   ===========

Weighted average shares outstanding             13,767,130    13,727,203    12,153,592
                                               ===========   ===========   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 1995, 1996 and 1997

                   (Amounts in thousands, except share data)


                                                Capital in
                                  Common Stock   Excess of                Unrealized   Accumulated
                                     Shares       Amount     Par Value   Gains/Losses    Deficit
                                  ------------------------  ----------   ------------   ---------

Balance at October 1, 1994          11,739,108     $    12    $117,147    $      (450)  $(100,801)

Exercise of options                    101,875           -         815              -           -
Debenture conversion (Note 5)        1,320,785           1      34,088              -           -
Issuance of Common Stock
     acquisitions (Note 2)             262,178           -       6,780              -           -
Issuance of Common Stock
     ESOP (Note 9)                      19,021           -         552              -           -
Reversal of unrealized losses                -           -           -            450           -
Net income                                   -           -           -              -          62
                                   -----------     -------    --------   ------------   ---------
Balance at September 30, 1995       13,442,967          13     159,382              -    (100,739)



Exercise of options                     48,000           -         978              -           -
Debenture and note
     conversion (Note 5)               200,000           1       2,908              -           -
Issuance of Common Stock -
     acquisitions (Note 2)             191,786           -       5,506              -           -
Issuance of Common Stock -
     ESOP (Note 9)                      24,487           -         707              -           -
Common Stock repurchased               (47,500)          -      (1,378)             -           -
Net loss                                     -           -           -              -      (4,396)
                                   -----------     -------    --------   ------------   ---------
Balance at September 30, 1996       13,859,740          14     168,103              -    (105,135)


Exercise of options                     10,750           -         221              -           -
Issuance of Common Stock -
     ESOP (Note 9)                      16,721           -         598              -           -
Common Stock repurchased              (102,000)          -      (2,933)             -           -
Net income                                   -           -           -              -       1,032
                                   -----------     -------    --------   ------------   ---------
Balance at September 30, 1997       13,785,211     $    14    $165,989   $          -   $(104,103)
                                   ===========     =======    ========   ============   =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1997, 1996 and 1995

                            (Amounts in thousands)


                                                        1997         1996       1995
                                                        ----         ----       ----

Operating activities:
     Net income (loss)                              $      1,032    $(4,396)  $     62
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Extraordinary charge related to early
       extinguishment of long-term debt                        -          -      2,012
     Minority interests                                    2,964      1,123        964
     Compensation expense related
       to ESOP and option grants                             598        707        552
     Depreciation                                         19,266     16,933     13,992
     Amortization                                          3,922      4,907      3,603
     Equity in net loss of affiliates                      7,589      1,636      5,028
     Losses (gains) on sales of affiliates
       and other                                            (350)       250    (19,471)
     Interest expense on 11 3/4%
       senior discount notes                              17,170     15,318     13,665
     CoBank patronage income                                 (99)      (289)      (535)
     Accrued interest on advances to
       affiliates                                         (5,833)    (8,738)   (11,247)
     Loss on sale of short-term investments                    -          -        221
     Change in operating assets and liabilities,
       net of effects from consolidating acquired
       interests (Note 2):
     Accounts receivable                                  (5,453)    (5,435)       927
     Inventory and other                                    (609)    (1,018)     4,387
     Accounts payable and
       accrued liabilities                                 8,688        462     (1,026)
     Accrued interest                                       (254)      (709)       934
                                                      ----------   --------  ---------
Net cash provided by operating activities                 48,631     20,751     14,068

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1997, 1996 and 1995

                            (Amounts in thousands)


                                                       1997        1996       1995
                                                       ----        ----       ----

Investing activities:
     Reductions in (additions to) investments
      in and advances to affiliates, net            $   8,480   $ (4,112)  $ (6,016)
     Additions to property and equipment
      and investment in cellular system
      equipment                                       (37,363)   (32,320)   (31,797)
     Reductions in (additions to) other assets         (1,335)        58       (240)
     Proceeds from sales of interests in
      affiliates (Note 2)                                 829        614     26,140
     Purchase of interests in affiliates, net
      of cash acquired and net of assets
      and liabilities recorded due to
      consolidation (Note 2)                             (924)    (3,676)    (2,487)
     Purchases of available-for-sale
      securities                                            -       (987)       (82)
     Sales of available-for-sale
      securities                                            -        987     21,510
                                                      -------    -------      -----
Net cash (used) provided by investing activities      (30,313)   (39,436)     7,028

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1997, 1996 and 1995

                            (Amounts in thousands)


                                                       1997       1996       1995
                                                       ----       ----       ----

Financing activities:
     Proceeds from secured bank financing            $ 43,336   $ 16,250   $ 23,366
     Payments of secured bank financing               (57,763)   (28,270)   (38,643)
     Extraordinary charge related to early
      extinguishment of long-term debt                      -          -     (1,130)
     Loan fees and offering costs related
      to long-term debt                                     -          -     (1,511)
     Reductions of obligation
      under capital leases                               (301)      (308)      (605)
     Additions to notes payable                             -      2,916          -
     Distributions to minority interest                (2,349)    (1,029)         -
     Capital contributions from minority interest       4,111          -          -
     Issuance of subordinated notes                         -          -     77,400
     Redemption of convertible
      subordinated debentures                               -          -    (41,852)
     Issuance of Common Stock, net of
      offering costs                                      221        978        815
     Repurchases of Common Stock                       (2,933)    (1,378)         -
                                                    ---------   --------   --------
Net cash (used) provided by financing
     activities                                       (15,678)   (10,841)    17,840
                                                    ---------   --------   --------
Net increase (decrease) in cash and
     cash equivalents                                   2,640    (29,526)    38,936

Cash and cash equivalents at beginning
     of year                                           11,492     41,018      2,082
                                                    ---------   --------   --------
Cash and cash equivalents at end of year             $ 14,132   $ 11,492   $ 41,018
                                                    =========   ========   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1997, 1996 and 1995

                            (Amounts in thousands)


Supplemental schedule of additional cash flow information and noncash activities:

                                                 1997     1996     1995
                                                 ----     ----     ----

Cash paid during the year for interest          $12,548  $14,012  $12,209

Purchase of cellular system equipment
     through accounts payable                     8,228    2,116    4,235

Purchases of interests in affiliates by
     issuance of Common Stock                         -    5,506    6,780

Conversion of convertible subordinated
     debentures and notes to Common Stock             -    2,909   34,090

Additions to deferred loan costs related
     to 11 1/4% subordinated notes                    -        -    2,600

Write-off of offering costs included in
     extraordinary loss on early extinguish-
     ment of long-term debt                           -        -      882

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

     The Company and its affiliates participated in the following markets as of September 30, 1997:

                                          Net Company
      MSA or                              Interest in
     RSA Code (1)              State      Licensee (2)
     ------------            ----------   -----------

     MSAs:    141            Minnesota       16.34%
              185            Indiana         16.67%
              241            Colorado        73.99%
              253            Iowa            74.50%
              267            South Dakota    51.00%
              268            Montana         91.63%
              279            Maine           11.11%
              289            South Dakota   100.00%
              297            Montana         91.63%
              298            North Dakota    51.00%

                                     II-24

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies (continued)
    ------------------------------------------

    Organization and basis of presentation (continued)

                                          Net Company
        MSA or                             Interest in
     RSA Code (1)              State      Licensee (2)
     ------------            ----------   -----------
     RSAs:   348            Colorado        10.00%
             349            Colorado        61.75%
             351            Colorado        61.75%
             352            Colorado        66.00%
             353            Colorado       100.00%
             354            Colorado (B1)   69.40%
             355            Colorado        49.00%
             356            Colorado (B1)   49.00%
             389            Idaho           50.00%
             390            Idaho           33.33%
             392            Idaho (B1)     100.00%
             393            Idaho           91.64%
             415            Iowa            10.11%
             416            Iowa            78.57%
             417            Iowa           100.00%
             419            Iowa            44.92%
             420            Iowa           100.00%
             424            Iowa            50.00%
             425            Iowa            13.28%
             426            Iowa            49.14%
             427            Iowa            49.17%
             428            Kansas           3.07%
             429            Kansas           3.07%
             430            Kansas           3.07%
             431            Kansas           3.07%
             432            Kansas           3.07%
             433            Kansas           3.07%
             434            Kansas           3.07%
             435            Kansas           3.07%
             436            Kansas           3.07%
             437            Kansas           3.07%
             438            Kansas           3.07%
             439            Kansas           3.07%
             440            Kansas           3.07%
             441            Kansas           3.07%
             442            Kansas           3.07%
             512            Missouri (B1)   14.70%
             523            Montana (B1)    91.63%
             523            Montana (B2)    91.63%
             524            Montana (B1)    91.63%
             526            Montana (B1)    91.63%

                                     II-25

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                         Net Company
       MSA or                            Interest in
     RSA Code (1)         State         Licensee (2)
     -----------         ------         ------------

              527  Montana                    91.63%
              528  Montana                    91.63%
              529  Montana                    91.63%
              530  Montana                    91.63%
              531  Montana                    91.63%
              532  Montana                    91.63%
              553  New Mexico (B2)            58.36%
              555  New Mexico                 12.25%
              557  New Mexico                 16.33%
              580  North Dakota               53.36%
              581  North Dakota               49.00%
              582  North Dakota               41.45%
              583  North Dakota               49.00%
              584  North Dakota               61.75%
              634  South Dakota              100.00%
              635  South Dakota              100.00%
              636  South Dakota              100.00%
              638  South Dakota (B1)         100.00%
              638  South Dakota (B2)         100.00%
              639  South Dakota (B1)         100.00%
              639  South Dakota (B2)         100.00%
              640  South Dakota               64.49%
              641  South Dakota               61.13%
              642  South Dakota               49.00%
              675  Utah                      100.00%
              676  Utah                      100.00%
              677  Utah (B3)                 100.00%
              678  Utah                       80.00%
              718  Wyoming                    66.00%
              719  Wyoming                   100.00%
              720  Wyoming                   100.00%

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

    Minority interests are recognized by the Company only when other stockholders or partners provide funding to the affiliates or the underlying affiliate has attained a positive accumulated earnings position.

    For those affiliates which do not have other stockholders or partners which provide funding to the affiliates and the underlying affiliate has not attained a positive accumulated earnings position, the Company records all operating losses recognizing that the minority interests have no funding obligations.
The Company also recognizes all operating income from these affiliates until the underlying affiliate has attained a positive accumulated earnings position.

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

    Accounts receivable

    The Company performs credit evaluations of its customers' financial condition prior to initial activation and generally does not require collateral. Receivables generally are due within 30 days. Credit losses relating to the Company's customers consistently have been within management's expectations.
The Company's provision for doubtful accounts receivable was approximately $3,789,000, $1,231,000 and $5,096,000 for the years ended September 30, 1997,
1996 and 1995, respectively.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Long-lived assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for
                   ----------------------------------------------------------
Long-Lived Assets to be Disposed Of, which requires impairment losses to be
-----------------------------------
recorded on long-lived assets used in operations when indicators of impairment are present. The Company adopted Statement No. 121 in the first quarter of fiscal year 1997 and the effect of adoption was not material.

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

                                     II-28

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

     The Company incurs certain overhead costs related to expansion. As a result, the Company capitalized $2,870,000, $1,937,000 and $2,536,000 for the years ended September 30, 1997, 1996 and 1995, respectively, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $749,000, $429,000 and $816,000 to nonconsolidated affiliates for the years ended September 30, 1997, 1996 and 1995, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $4,453,000, $2,825,000 and $2,624,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Earnings per common share

     Net income (loss) per common share is based on the weighted average number of common shares outstanding during the periods. Common Stock equivalents consist of stock options. The difference between earnings per common share and fully diluted earnings per share is insignificant.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31,
         ------------------
1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share. The impact of Statement No. 128 on these statements is not expected to be material.

     Certain reclassifications

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 financial statement presentation.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Business acquisitions and dispositions
     --------------------------------------

     1995

     In November 1994, the Company purchased an additional 5.97% interest in Nebwest Cellular, Inc. for $1,600,000 in cash. Pursuant to the terms of a shareholders' agreement, the Company subsequently sold a portion of that interest to the other shareholders on a pro rata basis for approximately $450,000 in cash. In February 1995, the Company purchased an additional 3.37% interest in this corporation for 34,688 shares of the Company's Common Stock. In March 1995, the Company purchased an additional 2.57% interest in this corporation for 28,638 shares of the Company's Common Stock. In July 1995, the Company sold its 61.50% interest in Nebwest Cellular, Inc. which owned 25.52% of Nebraska Cellular Telephone Corporation, the licensee for the ten wireline RSA markets in the state of Nebraska, for approximately $24,300,000 which resulted in a gain after tax of approximately $19,600,000.

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

     In September 1996, the Company acquired 577,812 shares of convertible preferred stock in TVX, Inc. for approximately $800,000. TVX develops and markets products for the management of digital video and images, including visual observation and verification products for the security industry. Prior to this acquisition, the Company held 1,157,022 shares of Common Stock or 39% voting interest in TVX, Inc. and 484,756 shares of redeemable convertible
preferred stock with a redemption value of $484,756.   During fiscal 1997, the
Company wrote off its investment in TVX, Inc. recognizing an approximate $3,288,000 reserve reflected in equity in net loss of affiliates, and as of September 30, 1997, the Company carried its net investment in TVX, Inc. at $0.

     1997

     In January 1997, the Company purchased an additional 15% in one previously nonmanaged RSA for approximately $876,000 in cash. The Company assumed management of this market upon consummation of the transaction.

     In April 1997, the Company sold a 10% interest in one of its managed MSA markets to a partner in such market for approximately $436,000 in cash, pursuant to an option granted at the time of the Company's purchase of such market. In June 1997 the Company sold an additional 9% interest in this market to the same partner for approximately $393,000 in cash.

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

     The following represents the pro forma results of operations as if the above noted acquisitions and dispositions had occurred at the beginning of the respective period in which the acquisition or disposition occurred, as well as at the beginning of the immediately preceding period:

                                                                          Years ended September 30,
                                                                       ------------------------------
                                                                          1997       1996      1995
                                                                          ----       ----      ----
                                                                (Amounts in thousands, except per share data)

     Revenues                                                          $150,867   $118,603   $94,948
     Equity in net loss of affiliates                                    (7,600)    (1,933)   (4,258)
     Income (loss) before extraordinary
      charge                                                                918     (5,694)     (399)
     Net income (loss)                                                      918     (5,694)   (2,411)
     Net income (loss) per common share                                     .07       (.41)     (.19)


                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Investment in and advances to affiliates
     ----------------------------------------

     Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:

                                            September 30,
                                        -------------------
                                           1997       1996
                                           ----       ----
                                      (Amounts in thousands)

     Investment                         $ 22,912   $ 17,620
     Equity in loss  cumulative          (28,629)   (20,935)
     Advances and other                   55,801     60,560
                                        --------   --------
                                        $ 50,084   $ 57,245

     The combined financial position of the nonconsolidated affiliates is as follows:

                                                                                               September 30,
                                                                                               -------------
                                                                                         1997              1996
                                                                                         ----              ----
                                                                                         (Amounts in thousands)

     Current assets                                                                  $      8,315     $      8,938
     Investment in affiliated limited partnerships                                          9,229            8,664
     Property and equipment, net of accumulated depreciation                               19,179           16,742
     Other assets                                                                           3,582            4,356
                                                                                     ------------     ------------
     Total assets                                                                    $     40,305     $     38,700
                                                                                     ============     ============

     Due to CommNet Cellular Inc.                                                    $     14,833     $      8,678
     Due to Cellular, Inc. Financial Corporation                                           38,464           46,719
     Other liabilities                                                                      6,577            9,351
     Minority interests                                                                       842              692
     Owners' deficit                                                                      (20,461)         (26,740)
                                                                                     ------------     ------------
     Total liabilities and owners' deficit                                           $     40,305     $     38,700
                                                                                     ============     ============
     Combined operations of these nonconsolidated affiliates are summarized as follows:

                                                                                                Years ended September 30,
                                                                                                -------------------------
                                                                                           1997             1996            1995
                                                                                           ----             ----            ----
                                                                                                 (Amounts in thousands)

     Revenues                                                                        $     28,539     $     21,826    $     14,260
     Operating costs                                                                      (33,729)         (29,262)        (23,345)
     Minority interests                                                                      (486)            (276)             (4)
     Equity in income (loss) of affiliates                                                  2,445            3,811              (4)
                                                                                     ------------     ------------    ------------
     Net loss                                                                        $     (3,231)    $     (3,901)   $     (9,093)
                                                                                     ============     ============    ============

                                     II-32

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Investment in and advances to affiliates (continued)
     ----------------------------------------

     Interest income from affiliates on advances was $5,833,000, $8,738,000 and $11,247,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Certain advances to affiliates bear interest at the prime rate of Norwest Bank (8.50% at September 30, 1997, 8.25% at September 30, 1996 and 8.75% at September 30, 1995) plus 2%. These advances to and receivables from affiliates are temporary in nature, and are generally refinanced under loan agreements with CIFC. The CIFC loans generally bear interest at the 90-day LIBOR rate plus a margin (determined based upon the affiliates leverage ratio) and will be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the licensee providing cellular service.

4.   Secured bank financing and note payable
     ---------------------------------------

     CIFC has a secured financing agreement with CoBank. The secured bank financing is due January 15, 2001, with interest only payable quarterly or upon the maturity of fixed interest rate loans through January 15, 1998, and quarterly principal and interest payments payable thereafter through maturity. Amounts outstanding under the agreement were $9,762,000 and $24,190,000, of which $976,000 and $3,365,000 are classified as current, for the years ended September 30, 1997 and 1996, respectively. Under the terms of the CoBank Credit Agreement, CoBank has agreed to loan to CIFC a maximum of $165,000,000 to be reloaned by CIFC to affiliates of the Company for the construction, operation and expansion of cellular telephone systems, including $25,000,000 for the acquisition of cellular systems. At September 30, 1997, interest was payable at prime plus .25% or LIBOR (London InterBank Offered Rate) plus 1.75%. The interest rate margin is determined based upon the maintenance of certain debt to cash flow ratios. At October 1, 1996 the interest rate margin was 1.00% over prime and 2.50% over LIBOR. On January 1, 1997 the interest rate margin was reduced to .50% over prime and 2.00% over LIBOR and on May 16, 1997, the interest rate margins were reduced to .25% and 1.75% over prime and LIBOR, respectively. For the fiscal year ended September 30, 1996, interest was payable at either the prime rate plus 1.00% for variable rate loans or the LIBOR rate plus 2.50%. CIFC maintains fixed interest rates on all loans outstanding for terms ranging from one to three months at an average rate of 7.41% at September 30, 1997. The loans are secured by a first lien on all assets of CIFC, as well as all assets of each of the affiliates to which loans are made by CIFC. CIFC's assets totaled approximately $252,451,000 and $276,044,000 at September 30, 1997 and 1996, respectively. In addition, the Company has guaranteed the obligations of CIFC to CoBank and has granted CoBank a first security interest in all of the assets of the Company as security for such guaranty. A commitment fee of .5% per annum is payable by CIFC to CoBank on the average daily unborrowed commitment.

     The CoBank Credit Agreement prohibits the payment of cash dividends, prohibits any other senior borrowings, limits the use of borrowings, restricts expenditures for certain acquisitions and investments, requires positive working capital and financed proportionate operating cash flow and requires the maintenance of certain liquidity, capitalization, debt, debt service and cash interest ratios. The requirements of the CoBank Credit Agreement were established in relation to the anticipated capital and financing needs of the Company's affiliates and their anticipated results of operations. The Company is currently in compliance with all covenants and anticipates it will continue to meet the requirements of the CoBank Credit Agreement. CoBank acts as agent for a syndicate of lenders whose approval may be required for waivers or other amendments to the CoBank Credit Agreement requested by CIFC or the Company.

     One consolidated affiliate of the Company has entered into a financing arrangement with CoreStates Bank, N.A. to refinance prior indebtedness, finance working capital and capital expenditures and fund distributions to its partners. The affiliate may borrow up to $3,500,000 through September 30, 1999 at which time the loan becomes a reducing revolving loan through September 30, 2001. At September 30, 1997, the affiliate had borrowed $2,916,000 at an interest rate of 7.56%.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Secured bank financing and note payable (continued)
     ---------------------------------------

     Aggregate maturities of the secured bank financing and note payable for each of the next five years ending September 30 are as follows: 1998 - $976,000; 1999 - $2,440,000; 2000 - $4,421,000; 2001 - $3,541,000; 2002 -
$1,300,000.

     As of September 18, 1997, CIFC and the Company entered into a new senior bank credit facility with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as fronting bank, and the other lenders named therein (the "Chase Credit Agreement"). Funding under the Chase Credit Agreement will be used to pay off the CoBank Credit Agreement, to tender for the Company's 11 3/4% Senior Subordinated Notes and 11 1/4% Subordinated Notes, and to fund costs associated with the Merger Agreement and will not occur unless and until the Merger is consummated. Advances made under the Chase Credit Agreement will be used, when necessary, to fund loans made by CIFC to the affiliates.

     The Chase Credit Agreement provides for aggregate credit commitments of up to $760 million. All obligations of CIFC and the guarantors under the Chase Credit Agreement and the guarantees will be secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement will be secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Senior and subordinated debt (continued)
     ----------------------------

     In September 1993, the Company completed an offering of $176,651,000 aggregate principal amount of 11 3/4% Senior Subordinated Discount Notes Due 2003. The notes were issued at a substantial discount from their principal amount resulting in gross proceeds to the Company of approximately $100,000,000. After deducting offering costs, net proceeds were $96,740,000. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all Senior Debt of the Company. From September 1993 through August 1998 interest will accrete into the principal balance. Commencing September 1, 1998, interest will accrue until maturity on the notes at the rate of 11 3/4% per annum. Interest on the discount notes is payable semi-annually on March 1 and September 1, commencing March 1, 1999. The discount notes mature on September 1, 2003 and are redeemable commencing September 1, 1998, in whole at any time or in part from time to time, at the option of the Company at the redemption prices (together with accrued interest) of 105.87% if redeemed in 1998 decreasing to 101.46% of the principal amount in 2001. The discount note holders may require the Company to repurchase the discount notes, in whole or in part, in certain instances constituting a change of control of the Company.

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

     All outstanding senior and subordinated debt is to be tendered in connection with the Merger (see Note 12).

6.   Commitments and contingencies
     -----------------------------

     The Company leases office space and equipment under agreements which provide for rental payments based on lapse of time. Certain of these lease agreements contain renewal option clauses. Rent expense was $5,266,000, $3,798,000 and $2,410,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     The aggregate annual rental commitment as of September 30, 1997 is as follows (amounts in thousands):

                            1998             $ 3,735
                            1999               3,058
                            2000               2,724
                            2001               2,430
                            2002               2,223
                            Future years       5,461
                                             -------
                                             $19,631
                                             =======

     On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, all full-time employees are permitted to contribute up to 15% of gross compensation, subject to certain limitations into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 6% (3% prior to January 1, 1997) of the employee's eligible compensation.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Commitments and contingencies (continued)
     -----------------------------

     On January 31, 1996, the Company entered into two Option to Sell Agreements as part of the New Mexico 1 RSA transaction pursuant to which the minority owners in that market can require the Company to purchase their interests at a price based upon a multiple of EBITDA. If the transaction occurs after January 1, 2001, the minimum purchase price will be $10,000,000, plus any capital contributed by the minority owners subsequent to October 1, 1995.

     On May 29, 1997 (the day after the proposed Merger was publicly announced), the Company and each of its five directors (two of whom are executive officers of the Company) were named as defendants in a complaint filed in the Colorado District Court, County of Arapahoe, by Brickell Partners, an entity claiming to be a shareholder of the Company, individually and purportedly as a class action on behalf of shareholders of the Company. In general, the complaint alleges that the Company's directors have breached their fiduciary duties by, among other things, resolving to approve the Merger at an allegedly inadequate price and by allegedly failing to take all reasonable steps to insure maximization of shareholder value. The complaint seeks injunctive relief prohibiting the Company from, among other things, consummating the Merger. The complaint also seeks unspecified damages, attorneys' fees and other relief.

     The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously, on behalf of itself and its directors, if the plaintiff elects to proceed with its action.

     On July 8, 1997, Dakota Systems, Inc., the minority general partner in the Sioux Falls Cellular Limited Partnership ("Sioux Falls"), and Splitrock Telecom Cooperative, Inc., Union Telephone Company, Sioux Valley Telephone Company and Baltic Cooperative Telephone Company, the limited partners in Sioux Falls (collectively, the minority general partner and the limited partners are referred to herein as "plaintiffs"), filed a lawsuit in the Circuit Court, County of Minnehaha, State of South Dakota, against CINC, the Company, and Sioux Falls. CINC is the general partner of Sioux Falls and a wholly-owned subsidiary of the Company. The lawsuit alleges, among other things, that the Merger triggers plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls under the Certificate and Agreement Establishing Sioux Falls Limited Partnership. The lawsuit seeks, among other things, a declaratory judgment concerning the terms of plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls, a temporary and permanent injunction prohibiting the Merger until plaintiffs' rights are clarified, and damages. The lawsuit also seeks to enjoin a proposed sale of a telecommunications switch by Sioux Falls to the Company and to void certain amendments to the switch user agreements. The Company intends to defend the lawsuit vigorously if the plaintiffs elect to proceed with the litigation.

     On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleges intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The lawsuit against the Company seeks, among other things, general and special damages of not less than $5,493,840, exemplary damages, fees and costs. The Company has filed a motion to stay the Pueblo lawsuit until adjudication of the Arapahoe County lawsuit. In December 1997, the court denied the motion to stay. The Company intends to defend the lawsuit vigorously.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Income taxes
     ------------

     At September 30, 1997, the Company had cumulative NOL carryforwards of $45,165,000 for income tax purposes and tax credit carryforwards of $993,000. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2012 and the tax credit carryforwards, if not offset against regular taxes, will expire between 2008 and 2012. There was no income tax provision for the year ended September 30, 1997 as a result of the utilization of $5,643,000 of the Company's NOL carryforwards.


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1997 and 1996, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                September 30,
                                                          ------------------------
                                                            1997          1996
                                                            ----          ----
                                                           (Amounts in thousands)
     Deferred tax assets:
       Net operating loss carryforwards                   $ 17,163        $ 19,307
       Tax credit carryforwards                                993             302
       Equity method investments                                 -           1,576
       Intangible asset differences                          7,684           8,182
       Inventory adjustments                                   491             508
       Accrued liabilities                                     270             298
       Interest expense on 11  3/4% discount notes          22,471          15,946
       Other, net                                              349             303
       Other capitalized costs, net                          2,700           1,709
                                                          --------        --------
         Total deferred tax assets                          52,121          48,131
                                                          --------        --------
     Deferred tax liabilities:
       Difference in license costs                          21,928          32,455
       Equity method investments                             1,912               -
       Fixed asset differences                               5,619           4,720
                                                          --------        --------
         Total deferred tax liabilities                     29,459          37,175
                                                          --------        --------
       Net deferred tax asset                               22,662          10,956
       Valuation allowance                                 (22,662)        (10,956)
                                                          --------        --------
     Net deferred taxes                                   $      -        $      -
                                                          ========        ========

                                     II-37

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Income taxes (continued)
     ------------

     The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided:

                                                     Years ended September 30,
                                                     -------------------------
                                                     1997       1996      1995
                                                     ----       ----      ----
                                                       (Amounts in thousands)

     Income tax at federal statutory rate of 35%     $ 361     $(1,539)   $ 866

     Benefit of tax losses not recognized                -       1,539        -

     Benefit due to utilization of regular tax
       NOL carryforwards                              (361)          -     (866)

     Alternative Minimum Tax (AMT) arising
      from the inability to fully utilize
      AMT NOL carryforwards                              -           -      400
                                                     -----     -------    -----

      Total income tax expense                       $         $     -    $ 400
                                                     =====     =======    =====

8.   Common Stock options
     --------------------

     The Company adopted an Omnibus Stock and Incentive Plan, effective November 1, 1991, pursuant to which 500,000 shares of the Company's Common Stock were reserved for issuance pursuant to Options, Stock Appreciation Rights, Stock Bonuses or Phantom Stock Rights. In February 1993, the Company's shareholders approved an additional 500,000 shares of the Company's Common Stock to be reserved for issuance pursuant to the Omnibus Stock and Incentive Plan plus 1% of the number of shares outstanding at the end of each fiscal year commencing October 1, 1993. In February 1995, the Company's shareholders approved an additional 750,000 shares of the Company's Common Stock to be reserved for issuance under this plan.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Stock options (continued)
     --------------------
     An analysis of options related to the Company's benefit plans is as follows:

                                     Omnibus Stock                  Weighted Average
                                          and            Exercise       Exercise
                                    Incentive Plan     Price Range     Price Range
                                    --------------     -----------  ----------------

     Outstanding options at
       September 30, 1995                1,209,625   $ 11.75 - $25.63

     Granted                               529,000   $          25.56
     Forfeitures                          (100,500)
     Exercised                             (36,750)  $ 13.00 - $25.63
                                         ---------
     Outstanding options at
       September 30, 1996                1,601,375   $ 11.75 - $25.63

     Granted                               295,250   $         29.375      $29.375
     Forfeitures                            (8,875)
     Exercised                             (10,750)  $ 13.00 - $25.63      $24.27
                                         ---------
     Outstanding options at
       September 30, 1997                1,877,000   $11.75 - $29.375      $23.71
                                         =========
     Options available for grant
       at September 30, 1997               420,206
                                         =========
     Options exercisable at
     September 30, 1997                  1,877,000
                                         =========

     Options issued under this plan vest ratably over a four-year period from the date of grant.

     In addition to the plans described above, in July 1993, the Company granted options to purchase 152,500 shares of Common Stock to two former officers at exercise prices ranging from $7.00 - $15.75. As a result, the Company recognized compensation expense of approximately $370,000. The options became exercisable at various intervals through November 1995 and, as of September 30, 1996, all of these options had been exercised. In September 1995, the Company granted options to purchase 60,000 shares of Common Stock to a former officer at an exercise price of $30.375. These options are exercisable over a period of four years from the date of grant. In June 1996, options to purchase 30,000 of these shares were canceled. No such options were exercised.

     On October 1, 1996, the Company granted options to purchase 900 shares of Common Stock to three key agents, under the Key Agent Stock Option Plan, at a price of $28.875. No options have been exercised.

     Upon shareholder approval of the Merger (see Note 12) on September 25, 1997, all outstanding options became fully exercisable.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Stock options (continued)
     --------------------

     As of September 30, 1997, 2,427,000 shares of the Company's Common Stock were reserved for issuance pursuant to these plans.

     Stock-based compensation

     In October 1995, the FASB issued Statement No. 123, Accounting and
                                                         --------------
Disclosure of Stock-Based Compensation.  Statement No. 123 is applicable to
--------------------------------------
fiscal years beginning after December 15, 1995 and gives the issuer the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") and
               ----------------------------------------
related interpretations. The Company complied with the disclosure rules of Statement No. 123 for fiscal year 1997, and has elected to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.10% and 5.85%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .359 and .387; and a weighted-average expected life of the option of eight years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                   1997      1996
                                   ----      ----

Pro forma net loss               $(9,798)  $(5,607)

Pro forma loss per share         $  (.71)  $  (.41)

                                     II-40

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Employee stock ownership plan
     -----------------------------

     On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a Trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $598,000 (16,721 shares), $707,000 (24,487 shares) and $552,000 (19,021 shares) were made to the ESOP for the years ended September 30, 1997, 1996, and 1995, respectively. Shares are deemed issued for accounting purposes in the year that ESOP contribution expense is recognized.


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

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At September 30, 1997, the Company had repurchased 149,500 shares at prices ranging from $27.75 to $29.125 per share for an aggregate price of $4,310,938. The program was discontinued during fiscal 1997.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1997 are as follows:

                                                   Carrying Amount  Fair Value
                                                   ---------------  ----------
                                                      (Amounts in thousands)

     Cash and cash equivalents                            $ 14,132    $ 14,132
     Advances to affiliates and other                       55,801      55,801
     Notes payable                                           2,916       2,916
     Secured bank financing                                  9,921       9,921
     11 1/4% subordinated notes                             80,000      91,800
     11 3/4% senior subordinated discount notes            159,133     173,780

                                     II-42

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  The Merger
     ----------

     On May 27, 1997, the Company and AV Acquisition Corp. ("Newco"), which as of the date hereof is a wholly-owned subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company "Blackstone"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Newco will merge with and into the Company, with the Company being the surviving corporation in the Merger. Upon consummation of the Merger, each share of Common Stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") (other than those shares described below) will be converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock, including the associated right. The following shares of Common Stock are not subject to conversion pursuant to the
Merger: shares of Common Stock held by the Partnership, partnerships affiliated with Blackstone expected to acquire interests in Newco prior to the consummation of the Merger (any such partnerships, together with the Partnership, hereinafter referred to as the "Partnerships"), Newco, any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco, which will be canceled and retired; fractional shares which will be converted to cash; and shares of Common Stock in respect of which dissenters' rights have been properly exercised. The rights associated with the shares of Common Stock that are converted into the right to receive $36.00 in cash will be extinguished in the Merger for no additional consideration. The election to retain Common Stock is subject to proration so that, following the Merger, 588,611 shares (representing approximately 4% of the presently issued and outstanding Common Stock) will be retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company to be issued and outstanding immediately after the Merger. The shares of Common Stock to be owned by the shareholders of Newco as a result of the Merger will represent approximately 87% of the shares of the Company issued and outstanding immediately after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

     The obligations of the Company and Newco to consummate the Merger are subject to various conditions, including, without limitation, obtaining requisite approval of the Company's shareholders, obtaining the requisite approval of relevant government authorities, including the FCC, and the absence of any injunction or other legal restraint or prohibition preventing the consummation of the Merger. On September 25, 1997, the Company's shareholders voted in favor of the Merger. Newco's obligations to effect the Merger are further subject, among other things, to (i) the Company amending the terms of the Discount Notes and the Subordinated Notes and purchasing such Securities in accordance with the provisions of the Merger Agreement, (ii) CIFC repaying all amounts outstanding under the CoBank Credit Agreement, (iii) the Company or CIFC receiving financing proceeds on terms and conditions set forth in the Commitment Letter or upon terms and conditions which are substantially equivalent thereto and, to the extent that any of the terms and conditions are not contemplated by the Commitment Letter, on terms and conditions reasonably satisfactory to Newco, (iv) the absence of certain litigation, (v) since May 27, 1997, no material adverse change relating to the Company having occurred and being continuing, (vi) all regulatory approvals, as described in the Merger Agreement, having been obtained, having been declared or filed or having occurred, as the case may be, and all such required regulatory approvals being in full force and effect and (vii) Newco having been reasonably satisfied that the Merger will be recorded as a recapitalization for financial reporting purposes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Quarterly Financial Data (unaudited)
     -----------------------------------

     Quarterly financial data and per share data are presented below (amounts in thousands, except for per share data):

                                          First    Second    Third     Fourth
     Quarterly Financial Data            Quarter   Quarter   Quarter   Quarter
     ------------------------            -------   -------   -------   -------

     1997

     Revenues                            $34,496   $31,734   $38,118   $46,519

     Operating income                      5,194     4,403     8,257    16,313

     Net income (loss)                    (1,375)   (2,913)     (627)    5,947

     Net income (loss) per share         $ (0.10)  $ (0.21)  $ (0.05)  $  0.43

     ----------------------------------------------------------------------------

     1996

     Revenues                            $25,071   $23,590   $29,765   $36,770

     Operating income (loss)               1,536       (41)    4,320    10,538

     Net income (loss)                    (3,354)   (4,734)     (968)    4,660

     Net income (loss) per share         $ (0.25)  $ (0.35)  $ (0.07)  $  0.34

                                     II-44

                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

          The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                        Age     Position
----                        ---     --------
Arnold C. Pohs               69     Chairman of the Board, President, Chief Executive Officer and
                                    Director

Daniel P. Dwyer(1)           38     Executive Vice President, Treasurer, Chief Financial Officer and
                                    Director

Andrew J. Gardner            43     Senior Vice President and Controller

Homer Hoe                    48     Executive Vice President and Chief Information Officer

David S. Lynn                40     Senior Vice President - Network Operations

Timothy C. Morrisey          44     Executive Vice President - Sales Operations

Amy M. Shapiro               44     Senior Vice President, Secretary and General Counsel

John E. Hayes, Jr.(1)(2)     60     Director

Robert J. Paden (2)          42     Director

David E. Simmons (1)(2)      40     Director

__________
(1)  Member Audit Committee.
(2)  Member Compensation Committee.

         The Company's Articles of Incorporation provide for a classified Board of Directors consisting of three classes, each class to be as nearly equal in number as possible. The members of each class are elected to a three-year term and one class is elected at each annual meeting. Messrs. Pohs and Paden are members of Class I with terms expiring at the 1997 Annual Meeting; Mr. Simmons is a member of Class II with a term expiring at the 1998 Annual Meeting; and Messrs. Dwyer and Hayes are members of Class III with terms expiring at the 1999 Annual Meeting of Stockholders.

         Arnold C. Pohs has been Chairman of the Board of the Company since February 1991, President and Chief Executive Officer since August 1989 and a director since September 1985. Mr. Pohs served as Executive Vice President of the Company from January 1986 through August 1989. Mr. Pohs was designated Chief Operating Officer of the Company in August 1987, prior to which time he was the Chief Financial Officer of the Company. Mr. Pohs currently serves as Chairman and a member of the Executive Committee of the Board of Directors of the Cellular Telecommunications Industry Association. He is a director, and former Chairman, of the CTIA Foundation for Wireless Telecommunications and is also a member of the CEO Council. He also serves as Chairman of the Board of TVX, Inc.

                                     III-1

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

         The Merger Agreement provides that the directors of Newco at the Effective Time will be the directors of the Company following the Merger and that the officers of the Company following the Merger will be those

                                     III-2
persons designated by AV Acquisition Corp. prior to the Effective Time, until the earlier of their resignation or removal or otherwise ceasing to be an officer or director or until their respective successors are duly elected and qualified, as the case may be. The present directors of AV Acquisition Corp. are Mark T. Gallogly, Lawrence H. Guffey and Simon P. Lonergan. It is expected that Messrs. Pohs and Dwyer and two additional individuals will also be directors of the Company at the Effective Time. After the Effective Time, the Board of Directors will be subject to change from time to time. The following table sets forth certain information regarding the directors of AV Acquisition Corp. who are expected to serve as directors of the Company after the Effective Time.

Name                    Age       Position
----                    ---       --------
Mark T. Gallogly         40       Director
Lawrence H. Guffey       29       Director
Simon P. Lonergan        29       Director

         Mark T. Gallogly is a Senior Managing Director of The Blackstone Group L.P., with which he has been associated since 1989. Mr. Gallogly is a member of the board of directors of TW Fanch-One Co. and Great Lakes Dredge & Dock Corporation.

         Lawrence H. Guffey is a Vice President of The Blackstone Group L.P., with which he has been associated since 1991. Mr. Guffey is a member of the board of directors of TW Fanch-One Co.

         Simon P. Lonergan is an Associate of The Blackstone Group L.P., with which he ahs been associated since 1996. Prior thereto, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co.

Item 11.  Executive Compensation.

                                     III-3

                          SUMMARY COMPENSATION TABLE


     The following table sets forth the compensation received by the named Executive Officers for each of the three years ended September 30, 1997.

                                                                              Long-Term
                                                                              ---------
                                               Annual Compensation          Compensation
                                               -------------------          ------------
Name and Principal Position        Year   Salary($)  Bonus($)   All Others   Options(#)   All Others
---------------------------        ----   ---------  --------   ----------   ----------   ----------
                                                                  ($)(1)                    ($)(2)
                                                                  ------                    ------
Arnold C. Pohs  . . . . . . . . .  1997   400,000    234,944      10,778            --      9,750
  Chairman of the Board,           1996   350,000    149,306      11,473       100,000     10,125
  President and Chief Executive    1995   300,000    126,455      10,861       200,000      8,625
  Officer

Daniel P. Dwyer . . . . . . . . .  1997   300,000    140,966       4,242            --      9,750
  Executive Vice President,        1996   250,000     83,598       2,880        50,000     10,125
  Treasurer and Chief Financial    1995   200,000     66,203       3,734       100,000      8,625
  Officer

Homer Hoe . . . . . . . . . . . .  1997   210,000     96,156       2,061            --      9,750
  Executive Vice President and     1996   200,000     63,878       2,259        20,000      8,112
  Chief Information Officer        1995   170,000     55,253       2,206        35,000        975

Timothy C. Morrisey . . . . . . .  1997   158,000     72,978      11,463            --      9,750
  Executive Vice President -       1996   132,000     36,753          --        20,000     10,125
  Sales Operations                 1995   115,000     23,820          --        20,000      8,625

David S. Lynn . . . . . . . . . .  1997   148,000     51,950          --            --      9,650
  Senior Vice President -          1996   132,000     35,103          --        20,000     10,125
  Network Operations               1995   120,000     33,095          --        20,000      8,625

__________
(1) The amounts shown represent premiums paid on supplemental health benefits for certain named executives.

(2) The amounts shown represent contributions by the Company to defined contribution plans.

Change in Control Agreements
----------------------------

         In July 1993, the Board of Directors approved change in control agreements with Messrs. Pohs and Dwyer. In October 1994, the Board authorized a comparable agreement with Mr. Hoe, the Company's Chief Information Officer. In November 1995, the Board authorized comparable agreements with Messrs. Gardner, Lynn and Morrisey, the Company's Senior Vice President and Controller, Senior Vice President - Network Operations, and Executive Vice President - Sales Operations, respectively, and Ms. Shapiro, the Company's Senior Vice President and General Counsel. The purpose of these agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change in control of the Company. These agreements provide that in the event of a change in control of the Company, as that term is defined in the agreements, each officer is entitled to receive certain severance benefits upon the subsequent termination or constructive termination of employment, unless such termination is due to death, disability or voluntary retirement; unless the termination is by the Company for cause (as defined in the agreements) or is by the officer for other than good reason (as defined in the agreements).

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

         On March 30, 1997, CommNet and Mr. Pohs entered into a Retirement and Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Pohs will receive the following upon his retirement from the Company: (i) a payment equal in amount to the additional employment contributions and matching contributions under the CommNet Cellular Inc. Retirement Savings Plan and the ESOP to which Mr. Pohs would have been entitled had such contributions been determined without regard to the statutory limits applicable to such contributions under the Code for the five year period ending on Mr. Pohs' retirement date; (ii) a payment equal to the present value of five times the annual premium cost with respect to Mr. Pohs' coverage level and plan option of the Company's health plan and the Exec-U-Care Medical Reimbursement Insurance; and (iii) a grant of 50,000 shares of restricted stock under the CommNet Cellular Inc. Omnibus Stock and Incentive Plan (which shares will vest upon death, disability, the end of the consulting period described below or a change of control). The Consulting Agreement, (I) if Mr. Pohs has not yet retired, he may elect to receive the benefits set forth in his change of control agreement, as described in the two preceding paragraphs, or to receive the benefits provided for in the Consulting Agreement, and (ii) if Mr. Pohs has retired, he will be entitled to receive a lump-sum payment of all consulting fees due for the remaining portion of the consulting arrangement, and all restrictions on the shares granted pursuant to the Consulting Agreement will lapse.

         The occurence of the Merger will constitute a change in control of the Company under these agreements. In the event any payment or benefit to be received by an officer pursuant to the Agreements would be subject to the federal excise tax, the amount of the benefits payable under the Agreement will be increased such that the net amount retained by the officer after deduction of any excise tax on such payment and any federal, state and local tax and excise tax upon such additional payment shall be equal to the full severance benefits contemplated by the Agreement.

                                     III-5

                       1997 AGGREGATED OPTION EXERCISES
                          AND YEAR-END OPTION VALUES

         The following table provides information on the value of unexercised options at September 30, 1997.

                      Number of Unexercised Options at     Value of Unexercised
                             Fiscal Year End (#)           In-the-Money Options
                                                            at Fiscal Year End
                      --------------------------------    ----------------------
Name                  Vested                  Unvested     Vested       Unvested
----                  ------                  --------     ------       --------
Arnold C. Pohs        990,000(1)                 --        $8,327,000(1)    --
Daniel P. Dwyer       547,500(1)                 --         4,789,000(1)    --
Homer Hoe              80,000                    --           682,000       --
Timothy C. Morrisey    51,250                    --           418,000       --
David S. Lynn          93,500                    --         1,127,000       --

-----------
(1) Includes options to purchase 250,000 and 150,000 shares of TVX, Inc. held by Arnold C. Pohs and Daniel P. Dwyer, respectively. There is currently no public market for shares of TVX, Inc., however the Company believes the fair market value is not in excess of the option exercise price. Accordingly, the table attributes no value to such options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          At December 19, 1997, there were 13,796,836 shares of Common Stock of the Company issued and outstanding. As of such date options to purchase 1,896,275 shares were outstanding. Each holder of Common Stock, but not unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of stockholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the Nasdaq National Market under the symbol CELS.

         The following table sets forth information regarding ownership of the Company's Common Stock at December 19, 1997 by each person who is known by management of the Company to own beneficially more than 5% of the Common Stock, by each director of the Company and by all directors and executive officers of the Company as a group. Shares issuable on exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                     III-6


    Name and Address of            Amount and Nature of         Percent of
     Beneficial Owner              Beneficial Ownership           Class
     ----------------              --------------------           -----
Arnold C. Pohs                         830,794 (1)                5.72%
8350 East Crescent Parkway
Englewood, Colorado 80111

Daniel P. Dwyer                        418,870 (2)                2.95%
8350 East Crescent Parkway
Englewood, Colorado  80111

John E. Hayes, Jr.                       7,500                     .05%
818 Kansas Avenue
Topeka, Kansas 66612

The Equitable Companies Inc.         1,128,200(3)                 8.18%
787 Seventh Avenue
New York, New York  10019

All executive officers and           1,659,681(4)                10.83%
directors (10 persons)

__________
(1)  Includes options to purchase 740,000 shares of Common Stock.
(2)  Includes options to purchase 397,500 shares of Common Stock.
(3) A Schedule 13G, dated as of December 31, 1996, filed on behalf of The Equitable Companies Incorporated; five French mutual insurance companies, AXA Assurance I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group; AXA; and their subsidiaries reflects that such group has sole voting power over 1,108,300 shares of Common Stock of the Company. No information is given in respect of voting power over the remaining shares.
(4) Includes options to purchase 1,521,750 shares of Common Stock held by directors and executive officers of the Company.


Item 13.  Certain Relationships and Related Transactions.

          None.

                                     III-7

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1)  Financial Statements
                 --------------------

         1.      Report of Independent Auditors

         2.      Consolidated Balance Sheets, September 30, 1997 and 1996

         3. Consolidated Statements of Operations, Years ended September 30, 1997, 1996 and 1995

         4.      Consolidated Statements of Stockholders' Equity,
                 Years ended September 30, 1995, 1996 and 1997

         5. Consolidated Statements of Cash Flows, Years ended September 30, 1997, 1996 and 1995

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

         4.5 Amendment Three to Rights Agreement between the Company and the Rights Agent.
                 Incorporated herein by reference to Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

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

         10.8    Retirement and Consulting Agreement.
                 Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

         10.9 Agreement and Plan of Merger dated May 27, 1997 between the Company and AV Acquisition Corp.
                 Incorporated herein by reference to Exhibit 2.1 to the Company's report on Form 8-K dated May 29, 1997.

                 --------

         10.10 Credit Agreement among the Company and CIFC and The Lenders Party Hereto and The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank Delaware, as Fronting Bank dated September 18, 1997.
                 Incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K dated November 24, 1997.

        *12.1  Computation of ratio of earnings to fixed charges.

        *21.1  Subsidiaries of the Company.

        *23.1  Consent of Independent Auditors.
__________
* Filed herewith


         (b)   Reports on Form 8-K during the quarter ended September 30, 1997:


               Date of Report          Item Reported  Financial Statements Filed
               --------------          -------------  --------------------------
               August 20, 1997         Item 5         None
               September 26, 1997      Item 5         None


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



         Date:  December 29, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


    Signature                       Title                            Date
    ---------                       -----                            ----
/s/ Arnold C. Pohs     President, Chief Executive Officer     December 29, 1997
---------------------     and Director
Arnold C. Pohs

/s/ Daniel P. Dwyer    Executive Vice President, Treasurer,   December 29, 1997
---------------------     Chief Financial Officer and
Daniel P. Dwyer           Director

/s/ Andrew J. Gardner  Senior Vice President and Controller   December 29, 1997
---------------------     (Principal Accounting Officer)
Andrew J. Gardner

/s/John E. Hayes, Jr.  Director                               December 29, 1997
---------------------
John E. Hayes, Jr.

/s/ Robert J. Paden    Director                               December 29, 1997
---------------------
Robert J. Paden

/s/ David E. Simmons   Director                               December 29, 1997
---------------------
David E. Simmons

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of Registrant

                             (Amounts in thousands)



CONDENSED BALANCE SHEETS
------------------------

                                                                September 30,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $ 13,992  $ 10,204
 Accounts receivable                                                12        16
 Inventory and other                                             4,546     3,933
                                                              --------  --------
   Total current assets                                         18,550    14,153

 Property, plant and equipment                                  54,511    48,719
 Less allowance for depreciation                                18,051    15,308
                                                              --------  --------
                                                                36,460    33,411

OTHER ASSETS
 Investment in and advances to subsidiaries and affiliates     259,710   241,695
 Other                                                          11,160     9,596
                                                              --------  --------
                                                               270,870   251,291
                                                              --------  --------
                                                              $325,880  $298,855
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                           $ 24,830  $ 13,770

LONG-TERM DEBT
 Subordinated debentures and discount notes                    239,133   221,963
 Other                                                              17       140
                                                              --------  --------
                                                               239,150   222,103

STOCKHOLDERS' EQUITY
 Common stock                                                       14        14
 Other stockholders' equity                                     61,886    62,968
                                                              --------  --------
                                                                61,900    62,982
                                                              --------  --------
                                                              $325,880  $298,855
                                                              ========  ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)



                             (Amounts in thousands)



CONDENSED STATEMENTS OF OPERATIONS
----------------------------------



                                               Years ended September 30,
                                            ------------------------------
                                              1997       1996       1995
                                            --------   --------   --------
COST AND EXPENSES
 General and administrative                 $ 35,820   $ 31,248   $ 28,969
 Depreciation and amortization                 7,217      8,077      6,076
 Less amounts allocated to subsidiaries
   and affiliates                            (42,526)   (40,527)   (31,577)
                                            --------   --------   --------

NET INCOME (LOSS) BEFORE EQUITY IN
NET LOSS OF SUBSIDIARIES AND
AFFILIATES AND INTEREST INCOME
AND EXPENSE                                     (511)     1,202     (3,468)

 Equity in net income (loss) of subsidiaries
   and affiliates                             12,814     (3,528)   (12,122)
 Gains (loss) on sales of affiliates             350       (250)    18,580
 Interest expense                            (26,170)   (24,474)   (20,465)
 Interest income                              14,549     22,654     17,537
                                            --------   --------   --------
NET INCOME (LOSS)                           $  1,032   $ (4,396)  $     62
                                            ========   ========   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)

                             (Amounts in thousands)



CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                         Years ended September 30
                                     ---------------------------------
                                            1997       1996      1995
                                            ----       ----      ----
CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                    $  34,611  $   (495) $  2,632

INVESTING ACTIVITIES
 Purchase of short-term investments              -      (987)      (82)
 Sale of short-term investments                  -       987    21,509
 Additions to property and equipment        (5,792)   (5,715)   (1,305)
 Additions to investment in affiliates     (19,581)  (23,518)  (11,299)
 Additions to other assets                  (2,437)      461    (1,633)
                                           -------   -------   -------
                                           (27,810)  (28,772)    7,190


FINANCING ACTIVITIES
 Payment on secured bank financing               -         -    (4,023)
 Extraordinary charge related to
   extinguishment of long-term debt              -         -    (1,130)
 Offering costs related to the issuance
   of subordinated notes                         -         -      (518)
 Additions/Reductions to cap lease            (301)     (308)     (335)
 Issuance of subordinated notes                  -         -    77,400
 Redemption of convertible
   subordinated debentures                       -         -   (41,852)
 Repurchase Common Stock                    (2,933)   (1,378)        -
 Issuance of common stock                      221       978       815
                                           -------   -------   -------

                                            (3,013)     (708)   30,357
                                           -------   -------   -------

INCREASE (DECREASE) IN CASH              $   3,788  $(29,975) $ 40,179
                                         =========  ========  ========


                            See accompanying notes.

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

     Certain amounts for 1995 and 1996 have been reclassified to conform to the 1997 presentation.

                             COMMNET CELLULAR INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts




                                                    Additions
                                          --------------------------------
                                                                Charged to
                           Beginning         Charged to           Other                              Ending
     Description            Balance       Costs & Expenses       Accounts       Deductions (1)       Balance
     -----------          -----------     -----------------     ----------      --------------       ----------
Allowance for doubtful
 accounts                  $1,947,000        $3,789,000         $        -      $    3,614,000       $2,122,000


(1)  All deductions are the result of actual write-offs to accounts receivable.