Form 10-Q
period 1997-12-31
COMMNET CELLULAR INC
filed 1998-02-17
CIK 787912

                                   FORM 10-Q

                                ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

(Mark one)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  December 31, 1997
                                        -----------------

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

The number of shares of the registrant's Common Stock outstanding as of February 10, 1998 was 4,527,778.

                             COMMNET CELLULAR INC.
                         FORM 10-Q - DECEMBER 31, 1997


                                     INDEX


Part I    Financial Information                                  Page
------    ---------------------                                  ----

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets -
             December 31, 1997 and September 30, 1997              1

          Consolidated Condensed Statements of Operations -
             Three Months Ended December 31, 1997 and
             December 31, 1996                                     3

          Consolidated Condensed Statements of Cash Flows -
             Three Months Ended December 31, 1997 and
             December 31, 1996                                     4

          Notes to Consolidated Condensed Financial
             Statements                                            6

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   9


Part II   Other Information
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K                        20

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                                                           December 31,         September 30,
                      Assets                                                   1997                  1997
------------------------------------------------------                     ------------         ------------
                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                    $ 23,682             $ 14,132
  Accounts receivable, net of allowance for doubtful
    accounts of $1,924 and $2,122 at December 31, 1997
    and September 30, 1997, respectively                                         27,006               25,386
  Current portion of advances to affiliates                                       3,288                2,873
  Inventory and other                                                             5,994                4,558
                                                                               --------             --------

       Total current assets                                                      59,970               46,949

Investment in and advances to affiliates                                         42,991               47,211

Investment in cellular system equipment                                          14,527               10,243

Property and equipment, at cost:
  Cellular system equipment                                                     164,454              159,436
  Land, buildings and improvements                                               32,193               31,688
  Furniture and equipment                                                        19,984               19,505
                                                                               --------             --------

                                                                                216,631              210,629
  Less accumulated depreciation                                                  71,749               66,754
                                                                               --------             --------

       Net property and equipment                                               144,882              143,875

Other assets, less accumulated amortization of $37,807
  and $36,883 at December 31, 1997 and
  September 30, 1997, respectively:
     FCC licenses and filing rights                                              97,484               98,216
     Deferred loan costs and other                                                7,038                6,422
                                                                               --------             --------

       Total other assets                                                       104,522              104,638
                                                                               --------             --------

                                                                               $366,892             $352,916
                                                                               ========             ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)


                                                                           December 31,        September 30,
         Liabilities and Stockholders' Equity                                  1997                  1997
-------------------------------------------------------                    ------------         ------------
                                                                            (unaudited)
Current liabilities:
  Accounts payable                                                            $   5,250            $   7,695
  Accounts payable - property and equipment purchases                             9,333                8,228
  Accrued commissions                                                             1,302                1,118
  Accrued interconnect costs                                                      2,635                1,851
  Accrued operating taxes                                                         2,974                2,809
  Other accrued liabilities                                                       5,644                5,988
  Interest payable                                                                    4                2,302
  Current portion of secured bank financing and other
    long-term debt                                                                3,088                1,118
                                                                              ---------            ---------
       Total current liabilities                                                 30,230               31,109

Long-term debt:
  Secured bank financing                                                         17,515                8,803
  Note payable and other long-term debt                                           2,916                2,916
  11 3/4% senior subordinated discount notes                                    163,762              159,133
  11 1/4% subordinated notes                                                     80,000               80,000

Minority interests                                                                9,277                9,055

Commitments

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued                                                      -                    -
  Common Stock, $.001 par value; 40,000,000 shares
    authorized; 13,796,836 and 13,785,211 shares issued
    at December 31, 1997 and September 30, 1997,
    respectively                                                                     14                   14
  Capital in excess of par value                                                166,281              165,989
  Accumulated deficit                                                          (103,103)            (104,103)
                                                                              ---------            ---------

       Total stockholders' equity                                                63,192               61,900
                                                                              ---------            ---------

                                                                              $ 366,892            $ 352,916
                                                                              =========            =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                                                  1997           1996
                                                                -------        -------
Revenues:
  Cellular service                                              $27,894        $25,331
  In-roaming                                                     10,811          8,284
  Equipment sales                                                   639            881
                                                                -------        -------
                                                                 39,344         34,496
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                     6,277          6,752
     Cost of equipment sales                                      3,474          2,939
     General and administrative                                   8,772          7,464
     Marketing and selling                                        5,924          6,439
     Depreciation and amortization                                5,625          4,808
  Corporate:
     General and administrative                                   2,693          1,885
     Depreciation and amortization                                  972            527
     Less amounts allocated to nonconsolidated affiliates        (2,394)        (1,512)
                                                                -------        -------

                                                                 31,343         29,302
                                                                -------        -------

Operating income                                                  8,001          5,194

Equity in net loss of affiliates                                    400           (608)
Minority interest in net income of consolidated affiliates       (1,320)          (397)
Interest expense                                                 (7,325)        (7,317)
Interest income                                                   1,244          1,753
                                                                -------        -------

Net income (loss)                                               $ 1,000        $(1,375)
                                                                =======        =======

Net income (loss) per common share                              $  0.07        $ (0.10)
                                                                =======        =======

Weighted average shares outstanding                              13,792         13,774
                                                                =======        =======

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER  31, 1997 AND 1996
                            (Amounts in thousands)
                                  (unaudited)


                                                                            1997           1996
                                                                          -------        -------
Operating activities:
  Net income (loss)                                                       $ 1,000        $(1,375)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Minority interest                                                      1,320            397
     Depreciation                                                           5,672          4,470
     Amortization                                                             924            865
     Equity in net (income) loss of affiliates                               (400)           608
     Interest expense on 11 3/4% senior subordinated
       discount notes                                                       4,629          4,130
     Accrued interest on advances to affiliates                            (1,030)        (1,489)


Change in operating assets and liabilities, net of effects from consolidating acquired interests:
     Accounts receivable                                                   (1,620)         1,643
     Inventory and other                                                   (1,436)          (584)
     Accounts payable and accrued liabilities                              (1,743)         1,915
     Accrued interest                                                      (2,298)         2,134
                                                                          -------        -------

Net cash provided by operating activities                                   5,018         12,714

Investing activities:
  Reductions in investments in and advances to affiliates                   5,572          1,123
  Additions to investment in cellular system equipment                     (4,284)        (3,195)
  Additions to property and equipment                                      (5,539)        (2,696)
  Reduction in (additions to) other assets                                   (807)            58
  Purchase of interests in affiliates, net of cash acquired and
    net of assets and liabilities recorded due to consolidation                 -            (48)
                                                                          -------        -------

Net cash used by investing activities                                      (5,058)        (4,758)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                            (Amounts in thousands)
                                  (unaudited)


                                                                            1997           1996
                                                                          -------        -------
Financing activities:
  Proceeds from secured bank financing                                    $15,000        $24,000
  Payments of secured bank financing                                       (4,175)        (3,903)
  Distributions to minority interests                                      (1,471)           (98)
  Capital contributions from minority interests                                 -          2,949
  Reduction of obligation under capital leases                                (56)           (75)
  Issuance of Common Stock, net of offering costs                             292            153
  Repurchases of Common Stock                                                   -         (2,932)
                                                                          -------        -------

Net cash provided by financing activities                                   9,590         20,094
                                                                          -------        -------

Net increase in cash and cash equivalents                                   9,550         28,050

Cash and cash equivalents at beginning of period                           14,132         11,492
                                                                          -------        -------

Cash and cash equivalents at end of period                                $23,682        $39,542
                                                                          =======        =======

Supplemental schedule of additional cash flow information and noncash activities:

  Cash paid during the three-month period for interest                    $ 4,994        $ 1,053

  Purchase of cellular system equipment through accounts payable            9,333          5,838

                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1996 and 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for a full year. Certain amounts relating to December 31, 1996 have been reclassified to correspond to the December 31, 1997 classification.

     2.   Earnings per share
          ------------------

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the three months ended December 31, 1997 were as follows (amounts in thousands, except share data):


                                           Common Stock       Capital in Excess
                                     -----------------------         of
                                       Shares       Amount        Par Value
                                     -----------------------  -----------------
Balance at September 30, 1997         13,785,211       $14         $165,989

Issuance of Common Stock:
  Exercise of options                     11,625         -              292
                                      ----------       ---         --------

Balance at December  31, 1997         13,796,836       $14         $166,281
                                      ==========       ===         ========


          At December 31, 1997 the Company had 1,896,275 options outstanding at a weighted average exercise price of $23.81.

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

          The following table reflects activity in the three months ended December 31, 1997 giving effect to the costs associated with the program described above (amounts in thousands).

                                                           Three Months ended
                                                            December 31, 1997
                                                           ------------------
          Cost of equipment sales                                 $1,212
          Cost of equipment owned by the Company,
            but provided to subscribers to use:
            New subscribers                                        1,509
            Existing subscribers                                     754
                                                                  ------
                                                                  $3,475
                                                                  ======

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1997, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Subsequent events
          -----------------

          On February 10, 1998, AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the
Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 588,611 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     6.   Subsequent events (continued)
          -----------------

          In addition, on February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11-1/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11-3/4% Subordinated Notes, and repaid the entire amount of indebtedness under the CoBank Credit Agreement.
The Merger, debt repayment, and payment of certain costs and expenses of the Merger were funded through borrowings under a $760,000,000 new senior bank credit facility with the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders (the "Chase Credit Agreement").

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated net income during the first quarter of fiscal 1998 and the fiscal year ended September 30, 1997 and operating income during the fiscal year ended September 30, 1996 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the first quarter of fiscal 1998 and the fiscal years ended September 30, 1997 and 1996, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarters ended December 31, 1997 and 1996. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a wholly-owned subsidiary which provides paging services.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. Eighteen markets were accounted for under the equity method for both quarters ended December 31, 1997 and 1996. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for both quarters ended December 31, 1997 and 1996.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from CoBank, ACB, as agent for a syndicate of lenders ("CoBank") and from the Company. At December 31, 1997, loans generally bore interest at a margin over LIBOR based upon the borrower's leverage ratio. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

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

Results of Operations
---------------------

     Three Months Ended December 31, 1997 and 1996.  Cellular service revenues,
     ---------------------------------------------
including in-roaming revenues, increased 15% from $33,615,000 for the quarter ended December 31, 1996 to $38,705,000 for the quarter ended December 31, 1997. The growth was due to the increase in the number of subscribers in consolidated markets. In-roaming revenues increased by 31%, or $2,527,000, from $8,284,000 for the quarter ended December 31, 1996 to $10,811,000 for the quarter ended December 31, 1997, due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $60 for the quarter ended December 31, 1996 to $54 for the quarter ended December 31, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month was unchanged at $15, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of cellular service decreased as a percentage of service revenues from 20% for the quarter ended December 31, 1996 to 16% for the quarter ended December 31, 1997, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has renegotiated the majority of its interconnect agreements for lower prices and is in the process of renegotiating others. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service and as a result of negotiations completed during fiscal 1997 that reduced interconnection rates.

     Equipment sales decreased 28% from $881,000 for the quarter ended December 31, 1996 to $639,000 for the quarter ended December 31, 1997, due to decreases in the sale of accessories. Cost of equipment sales increased 18% from $2,939,000 for the quarter ended December 31, 1996 to $3,474,000 for the quarter ended December 31, 1997. Approximately $1,509,000 and $754,000 of the quarter ended December 31, 1997 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 18% from $7,464,000 during the quarter ended December 31, 1996 to $8,722,000 during the quarter ended December 31, 1997, due to the growth in the customer base. The majority of these costs were incremental customer billing services and consulting expenses, offset by a reduction of bad debt expense. General and administrative costs as a percentage of service revenues decreased from 25% for the quarter ended December 31, 1996 to 22% for the quarter ended December 31, 1997. The decrease was primarily due to revenues increasing at a faster rate than incremental general and administrative costs.

     Marketing and selling costs decreased 7% from $6,439,000 for the quarter ended December 31, 1996 to $5,924,000 for the quarter ended December 31, 1997, primarily as a result of decreases in advertising costs offset by increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber decreased 22% from $239 for the quarter ended December 31, 1996 to $187 for the quarter ended December 31, 1997, as a result of increased gross subscriber additions, as well as decreased advertising costs.

     Depreciation and amortization relating to cellular operations increased 17% from $4,808,000 for the quarter ended December 31, 1996 to $5,626,000 for the quarter ended December 31, 1997, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the quarter ended December 31, 1996 were $900,000, which represented gross expenses of $2,412,000 less amounts allocated to nonconsolidated affiliates of $1,512,000. Corporate costs and expenses for the quarter ended December 31, 1997 were $1,271,000, which represented gross expenses of $3,665,000 less amounts allocated to nonconsolidated affiliates of $2,394,000. Expenses to develop operations of CPI were not allocated to affiliates. Corporate costs and expenses are expected to decrease slightly in future periods because CPI operations are expected to expand resulting in separate line item business reporting of CPI revenues and cost and expenses.

     Equity in net income of affiliates for the quarter ended December 31, 1997 was $400,000 compared to a net loss of $608,000 for the quarter ending December 31, 1996. The improvement was primarily due to increased profitability of those markets accounted for under the equity method.

     Interest expense increased $8,000 from $7,317,000 for the quarter ended December 31, 1996 to $7,325,000 for the quarter ended December 31, 1997. Cash paid for interest increased from $1,053,000 during the quarter ended December 31, 1996 to $4,994,000 during the quarter ended December 31, 1997 due to the semi-annual payment of the Company's 11-1/4% Subordinated Notes which occurred during the quarter ended December 31, 1997. The fiscal 1997 semi-annual payment was made during the second fiscal quarter of 1997.

     Interest income decreased 29% from $1,753,000 for the quarter ended December 31, 1996 to $1,244,000 for the quarter ended December 31, 1997. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower cash advances.

Acquisitions and Sales
----------------------

     On February 10, 1998, AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the
Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 588,611 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

     In addition, on February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11-3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11-1/4% Subordinated Notes, and repaid the entire amount of indebtedness under the CoBank Credit Agreement. The Merger, debt repayment, and payment of certain costs and expenses of the Merger were funded through borrowings under a $760,000,000 new senior bank credit facility with the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders (the "Chase Credit Agreement").

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $5,018,000 during the three months ended December 31, 1997. This was due to net income after adjustments to reconcile net cash provided by operating activities of $12,115,000 offset by cash used to fund changes in working capital of $7,097,000.

     Net cash used by investing activities was $5,058,000 for the three months ended December 31, 1997. This was due primarily to $9,823,000 required to fund the purchase of property and equipment and investment in cellular system equipment, offset by a decrease of $5,572,000 to investments in and advances to affiliates.

     Net cash provided by financing activities was $9,590,000 for the three months ended December 31, 1997. This was primarily due to net increases in secured bank financing of $10,825,000, offset by distributions to minority interests of $1,471,000.

Liquidity and Capital Resources
-------------------------------

     CommNet Cellular Inc. (referred to herein as the "parent company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing at December 31, 1997 was a loan facility with CoBank (the "CoBank Credit Agreement"), pursuant to which CoBank had agreed to lend up to $165,000,000 to CIFC. At December 31, 1997, the outstanding balance under the CoBank Credit Agreement was approximately $20,586,000, all of which was fixed at an interest rate of 7.69%.

     As of December 31, 1997, the Company had unused commitments under the CoBank Credit Agreement of $144,414,000. In addition to the liquidity provided by the CoBank Credit Agreement, at December 31, 1997, the Company, on a consolidated basis, had available $23,682,000 of cash and cash equivalents.

     On February 10, 1998, in connection with the closing of the Merger of AV Acquisition Corp. (see "Acquisitions and Sales"), CIFC and the Company drew down $680,000,000 under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the Company's 11-3/4% Senior Subordinated Notes and 11-1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. Advances made under to Chase Credit Agreement will be used, when necessary, to fund operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary for the first six months from 1.25% to 2.50% over prime for variable rate loans or 2.25% to 3.50% over LIBOR for fixed rate loans.

     All obligations of CIFC are guaranteed by the Company and its wholly-owned subsidiaries under the Chase Credit Agreement and the guarantees will be secured by first priority security interest in substantially all tangible and intangible asses, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement will be secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes imitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

     The Company's budgeted capital requirements consist primarily of (I) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the three months ended December 31, 1997 was $8,834,000. These expenditures were primarily for 11 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for the remainder of fiscal year 1998 to be $25,431,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     At December 31, 1997, the Company's near-term debt service requirements consisted primarily of principal and interest payments on the indebtedness incurred under the CoBank Credit Agreement and interest payments on the 11-1/4% Subordinated Notes due 2005. The Company anticipates its cash interest expense for the remainder of fiscal year 1998 primarily under the Chase Credit Agreement will be $55,878,000. As of February 10, 1998 the Company's near-term debt service requirements consist primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. Additional borrowings under the Chase Credit Agreement may be required if cash from operating activities is not sufficient to fund cash interest expense.

     The Company believes operating cash flow, existing cash balances and borrowing availability under the Chase Credit Agreement will be sufficient to meet all future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

     Although the Company believes that the foregoing sources of liquidity will be sufficient to meet budgeted capital expenditures and debt service requirements of the parent company and the affiliates, there can be no assurance that this will be the case. In such event, the Company believes it will be able to satisfy its capital expenditure and debt service requirements with unrestricted operating cash flow; however, the Company may be required to reduce discretionary capital spending. To the extent the Company's cash flow is not sufficient to satisfy such requirements, the Company will be required to raise funds through additional financings or asset sales subject to the terms of the Chase Credit Agreement.

     The Company continually evaluates the acquisition of cellular properties. Acquisitions are likely to require capital in addition to the budgeted capital requirements described above, and such requirements may in turn require the issuance of additional debt or equity securities. The Company's ability to finance the acquisition of additional cellular properties with debt financing may be constrained by certain restrictions contained in the Chase Credit Agreement.

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,570,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,246,000 pops and 10 MSA markets having a total of 1,315,000 pops, of which the Company's interests represent 2,885,000 net Company pops and 685,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 45 of its 56 managed markets. As of December 31, 1997, the Company had net advances of $238,676,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $199,485,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $6,783,000. The assets of the affiliates in which the Company has investments or advances represent 4,277,000 pops, which include 3,570,000 net Company pops and 707,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $39,191,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,161,000 total pops and 3,212,000 net Company pops. As of December 31, 1997, the RSA and MSA managed markets had 218,548 and 71,293 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of February 10, 1998, is summarized in the following table.

                                     Net Company
      MSA or                         Interest in             1996           Net Company Pops
 RSA Code (1)(7)     State           Licensee (2)      Population (3)(6)           (4)
----------------     ------------    ------------     -----------------     ----------------
MSAs:
141                  Minnesota          16.34%                240,234             39,254
185                  Indiana            16.67%                170,755             28,465
241*(5)              Colorado           73.99%                130,921             96,868
253*(5)              Iowa               74.50%                120,902             90,072
267*(5)              South Dakota       51.00%                137,742             70,248
268*(5)              Montana            91.63%                126,711            116,105
279                  Maine              11.11%                103,721             11,522
289*(5)              South Dakota      100.00%                111,904            111,904
297*(5)              Montana            91.63%                 81,568             74,741
298*(5)              North Dakota       51.00%                 90,439             46,124
                                                            ---------            -------
Total MSA                                                   1,314,897            685,303

RSAs:
348*                 Colorado           10.00%                 47,002              4,700
349*(5)              Colorado           61.75%                 62,939             38,865
351*(5)              Colorado           61.75%                 74,044             45,722
352*(5)              Colorado           66.00%                 30,019             19,813
353*(5)              Colorado          100.00%                 72,920             72,920
354*(5)              Colorado (B1)      69.40%                 47,604             33,037
355*                 Colorado           49.00%                 45,762             22,423
356*                 Colorado (B1)      49.00%                 25,426             12,459

                                     Net Company
   MSA or                            Interest in               1996            Net Company
RSA Code (1)         State           Licensee (2)       Population (3)(6)        Pops (4)
------------    ----------------     ------------       -----------------      -----------
389             Idaho                   50.00%               71,284               35,642
390             Idaho                   33.33%               17,602                5,867
392*(5)         Idaho (B1)             100.00%              141,031              141,031
393*(5)         Idaho                   91.64%              293,120              268,615
415             Iowa                    10.11%              155,178               15,694
416 (5)         Iowa                    78.57%              109,023               85,659
417*(5)         Iowa                   100.00%              155,268              155,268
419*            Iowa                    44.92%               54,745               24,591
420*(5)         Iowa                   100.00%               63,302               63,302
424*            Iowa                    50.00%               66,929               33,465
425*            Iowa                    13.28%              107,809               14,321
426*            Iowa                    49.14%               83,580               41,070
427*            Iowa                    49.17%              103,912               51,090
428             Kansas                   3.07%               27,741                  852
429             Kansas                   3.07%               30,523                  937
430             Kansas                   3.07%               53,026                1,628
431             Kansas                   3.07%              137,928                4,234
432             Kansas                   3.07%               31,040                  953
433             Kansas                   3.07%               20,123                  618
434             Kansas                   3.07%               80,524                2,472
435             Kansas                   3.07%              131,254                4,029
436             Kansas                   3.07%               58,858                1,807
437             Kansas                   3.07%              109,008                3,347
438             Kansas                   3.07%               84,143                2,583
439             Kansas                   3.07%               43,831                1,346
440             Kansas                   3.07%               29,677                  911
441             Kansas                   3.07%              175,260                5,380
442             Kansas                   3.07%              155,007                4,759
512             Missouri (B1)           14.70%               56,464                8,300
523*(5)         Montana (B1)            91.63%               72,719               66,632
523*(5)         Montana (B2)            91.63%               78,894               72,291
524*(5)         Montana (B1)            91.63%               34,780               31,869
526*(5)         Montana (B1)            91.63%               21,753               19,932
527*(5)         Montana                 91.63%              189,151              173,319
528*(5)         Montana                 91.63%               65,206               59,748
529*(5)         Montana                 91.63%               30,030               27,516
530*(5)         Montana                 91.63%               92,780               85,014
531*(5)         Montana                 91.63%               33,426               30,628
532*(5)         Montana                 91.63%               20,078               18,397
553*(5)         New Mexico (B2)         58.36%              113,473               66,223
555             New Mexico              12.25%               89,939               11,018
557             New Mexico              16.33%               59,835                9,772
580*(5)         North Dakota            53.36%              103,812               55,393
581*            North Dakota            49.00%               60,895               29,839
582             North Dakota            41.45%               90,709               37,598
583*            North Dakota            49.00%               63,305               31,019
584*(5)         North Dakota            61.75%               48,606               30,014
634*(5)         South Dakota           100.00%               37,096               37,096
635*(5)         South Dakota           100.00%               23,000               23,000
636*(5)         South Dakota           100.00%               53,557               53,557

                                          Net Company
   MSA or                                 Interest in              1996            Net Company
RSA Code (1)            State             Licensee (2)        Population (3)(6)      Pops (4)
------------     -----------------        ------------      -------------------    -----------
638*(5)          South Dakota (B1)          100.00%                17,069             17,069
638*(5)          South Dakota (B2)          100.00%                 9,102              9,102
639*(5)          South Dakota (B1)          100.00%                36,886             36,886
639*(5)          South Dakota (B2)          100.00%                 3,233              3,233
640*(5)          South Dakota                64.49%                67,096             43,270
641*(5)          South Dakota                61.13%                73,887             45,167
642*             South Dakota                49.00%                96,725             47,395
675*(5)          Utah                       100.00%                56,209             56,209
676*(5)          Utah                       100.00%               107,882            107,882
677*(5)          Utah (B3)                  100.00%                39,506             39,506
678*(5)          Utah                        80.00%                28,326             22,661
718*(5)          Wyoming                     66.00%                50,273             33,180
719*(5)          Wyoming                    100.00%                76,440             76,440
720*(5)          Wyoming                    100.00%               147,595            147,595
                                                                ---------          ---------
Total RSA                                                       5,246,179          2,885,188
                                                                ---------          ---------
Total MSA and RSA                                               6,561,076          3,570,483
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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                       Number of                 Estimated Population                         Number of
                   Operating Systems             of Operating Systems                        Subscribers
                 --------------------   --------------------------------------    --------------------------------   Subscriber
                 Total    MSA     RSA     Total        MSA            RSA           Total       MSA           RSA      Growth
                 -----    ---     ---   ---------  ------------   ------------    -------     ------       -------   ----------
Sept. 30, 1987     0       0       0            0         0               0             0          0             0
Sept. 30, 1988     4       4       0      504,529   504,529 (1)           0           424        424             0
Sept. 30, 1989     4       4       0      500,804   500,804 (2)           0         1,362      1,362             0     221.23%
Sept. 30, 1990    18       4      14    1,687,481   500,804 (2)   1,186,677 (2)     6,444      3,513         2,931     373.13%
Sept. 30, 1991    49       5      44    3,509,779   566,722 (3)   2,943,057 (3)    17,952      6,387        11,565     178.58%
Sept. 30, 1992    49       5      44    3,509,779   566,722 (3)   2,943,057 (3)    35,884     11,119        24,765      99.89%
Sept. 30, 1993    50       6      44    3,665,758   644,526 (4)   3,021,232 (4)    60,381     17,898        42,483      68.27%
Sept. 30, 1994    55       7      48    3,906 063   771,660 (5)   3,134,403 (5)    99,002     30,711        68,291      63.96%
Sept. 30, 1995    56       7      49    4,220,975   785,866 (6)   3,435,109 (6)   151,482     42,401       109,081      53.01%
Sept. 30, 1996    55       7      48    4,105,119   792,913 (7)   3,312,206 (7)   211,278     55,896       155,382      39.47%
Sept. 30, 1997    56       7      49    4,329,904   798,807 (8)   3,537,369 (8)   274,745     68,579       206,166      30.04%
Dec. 31, 1997     56       7      49    4,329,904   798,807 (8)   3,537,369 (8)   289,841     71,293       218,548       5.49%

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Derived from 1996 Demographics On-Call population estimates.

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

                                                                        Three Months ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            1997             1996            1997            1996            1997            1996
                                       -----------------------------    -------------------------------  ---------------------------
                                                Combined (1)               Financed Proportionate(2)       Company Proportionate(3)
                                       -----------------------------    -------------------------------  ---------------------------
MANAGED MARKETS
Revenues:
 Cellular service                             $ 33,360     $ 29,775            $ 30,023    $ 27,985            $ 25,089    $ 22,513
 In-roaming                                     12,770        9,550              11,467       9,054               9,771       7,363
 Equipment sales                                   716          929                 640         883                 569         740
                                              --------     --------            --------    --------            --------    --------
   Total revenues                               46,846       40,254              42,130      37,922              35,429      30,616
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)                       6,949        7,259               6,452       6,989               5,467       5,722
   Equipment sales                               4,178        3,204               3,759       2,993               3,188       2,517
 General and administrative                     10,440        8,694               9,445       8,193               7,918       6,566
 Marketing and selling                           7,442        7,826               6,772       7,339               5,569       5,826
   Total cash costs and                       --------     --------            --------    --------            --------    --------
     expenses
                                                29,009       26,983              26,428      25,514              22,142      20,631
                                              --------     --------            --------    --------            --------    --------
EBITDA                                        $ 17,837     $ 13,271            $ 15,702    $ 12,408            $ 13,287    $  9,985
                                              ========     ========            ========    ========            ========    ========

Capital expenditures                          $  8,834     $ 10,166            $  8,215    $  9,840            $  7,049    $  8,664

Subscriber count                               289,841      229,879             259,199     214,049             214,550     171,439
Total markets                                       56           55                  56          55                  56          55

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)                     $ 32,438     $ 29,192            $  5,255    $  4,504            $  3,760    $  3,246
 Equipment sales                                 2,219        1,747                 184         168                 152         137
                                              --------     --------            --------    --------            --------    --------
   Total revenues                               34,657       30,939               5,439       4,672               3,912       3,383
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                              6,481        6,367                 926       1,040                 673         756
   Equipment sales                               3,309        2,156                 281         231                 229         180
 General and administrative                      7,572        4,490               1,199         966                 842         643
 Marketing and selling                           5,070        5,167                 961         742                 769         581
                                              --------     --------             -------     -------             -------     -------
   Total cash costs
     and expenses                               22,432       18,180               3,367       2,979               2,513       2,160
                                              --------     --------             -------     -------             -------     -------
EBITDA                                        $ 12,225     $ 12,759             $ 2,072     $ 1,693             $ 1,399     $ 1,223
                                              ========     ========             =======     =======             =======     =======

Capital expenditures                          $  4,029     $  4,808             $   552     $   689             $   475     $   476

Subscriber count                               199,023      163,332              33,615      25,061              24,697      18,492
Total markets                                       26           27                  26          27                  26          27

                                                                                   Three Months ended December 31,
                                                                                   -------------------------------
                                                                                         1997           1996
                                                                                         ----           ----
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                              $14,686        $11,208
Depreciation and amortization                                                             (5,211)        (4,186)
Interest expense                                                                          (3,370)        (2,043)
Equity in nonlicensee affiliates                                                            (175)        (1,666)
Minority interests                                                                           226            796
Intercompany interest                                                                      3,183          1,706
Amortization of license costs not owned by affiliates                                       (349)          (596)
Unallocated corporate expenses                                                            (1,269)          (900)
Interest expense (net) and other                                                          (6,721)        (5,694)
                                                                                         -------        -------

Consolidated net loss                                                                    $ 1,000        $(1,375)
                                                                                         =======        =======

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

             Date of Report      Item Reported    Financial Statements Filed
             --------------      -------------    --------------------------

             November 24, 1997   Item 5           None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  February 17, 1998   By:  /s/Daniel P. Dwyer
                                ------------------
                                Daniel P. Dwyer
                                Executive Vice President, Treasurer &
                                Chief Financial Officer



Date:  February 17, 1998   By:  /s/Andrew J. Gardner
                                --------------------
                                Andrew J. Gardner
                                Senior Vice President and Controller
                                (Principal Accounting Officer)