Form 10-Q
period 1998-03-31
COMMNET CELLULAR INC
filed 1998-05-15
CIK 787912

                                   FORM 10-Q
                                _______________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

(Mark one)
    [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 1998
                                             --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _____
                                      -----

The number of shares of the registrant's Common Stock outstanding as of May 8, 1998 was 22,642,640.

                             COMMNET CELLULAR INC.
                           FORM 10-Q  MARCH 31, 1998


                                     INDEX

Part I    Financial Information                                           Page
------    ---------------------                                           ----
Item 1    Financial Statements

          Consolidated Condensed Balance Sheets -
               March 31, 1998 and September 30, 1997                         1

          Consolidated Condensed Statements of Operations -
               Three Months Ended March 31, 1998 and
               March 31, 1997                                                3

          Consolidated Condensed Statements of Operations -
               Six Months Ended March 31, 1998 and
               March 31, 1997                                                4

          Consolidated Condensed Statements of Cash Flows -
               Six Months Ended March 31, 1998 and
               March 31, 1997                                                5

          Notes to Consolidated Condensed Financial
               Statements                                                    7

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

Part II   Other Information
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K                                  23

                            COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                                                        March 31,           September 30,
                         Assets                                           1998                   1997
---------------------------------------------------------          -------------------    -------------------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                              $ 19,506             $ 14,132
  Accounts receivable, net of allowance for doubtful
     accounts of $2,329 and $2,122 at March 31, 1998 and
     September 30, 1997, respectively                                      22,172               25,386
  Current portion of advances to affiliates                                 4,821                2,873
  Inventory and other                                                       6,582                4,558
                                                                         --------             --------

          Total current assets                                             53,081               46,949

Investment in and advances to affiliates                                   42,677               47,211

Investment in cellular system equipment                                    10,911               10,243

Property and equipment, at cost:
     Cellular system equipment                                            169,412              159,436
     Land, buildings and improvements                                      32,771               31,688
     Furniture and equipment                                               20,201               19,505
                                                                         --------             --------

                                                                          222,384              210,629
     Less accumulated depreciation                                         77,387               66,754
                                                                         --------             --------

          Net property and equipment                                      144,996              143,875

Other assets, less accumulated amortization of $33,693
     and $36,883 at March 31, 1998 and
     September 30, 1997, respectively:
       FCC licenses and filing rights                                      96,831               98,216
       Deferred loan costs and other                                       27,760                6,422
                                                                         --------             --------

          Total other assets                                              124,591              104,638
                                                                         --------             --------

                                                                         $376,256             $352,916
                                                                         ========             ========

                         See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)

                                                                        March 31,                    September 30,
     Liabilities and Stockholders' (Deficit) Equity                       1998                           1997
---------------------------------------------------------         ---------------------          ---------------------
                                                                      (unaudited)
Current liabilities:
     Accounts payable                                                      $   2,853                      $   7,695
     Accounts payable - property and equipment
        purchases                                                              6,842                          8,228
     Accrued commissions                                                         480                          1,118
     Accrued interconnect costs                                                1,903                          1,851
     Accrued operating taxes                                                   2,890                          2,809
     Other accrued liabilities                                                 5,182                          5,988
     Interest payable                                                          3,106                          2,302
     Current portion of secured bank financing and other
      long-term debt                                                               -                          1,118
                                                                           ---------                      ---------

       Total current liabilities                                              23,256                         31,109

Long-term debt:
     Secured bank financing                                                  680,000                          8,803
     Note payable and other long-term debt                                     2,916                          2,916
     11 3/4% senior subordinated discount notes                                   80                        159,133
     11 1/4% subordinated notes                                                    -                         80,000

Minority interests                                                             9,267                          9,055

Commitments

Stockholders' (deficit) equity:
     Preferred Stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued                                                 -                              -
     Common Stock, $.001 par value; 40,000,000 shares
      authorized; 22,642,640 and 68,926,055 shares issued
      at March 31, 1997 and September 30, 1997,
      respectively (Note 3)                                                        5                             14
     Capital in excess of par value                                          294,122                        165,989
     Accumulated deficit                                                    (633,390)                      (104,103)
                                                                           ---------                      ---------

       Total stockholders' (deficit) equity                                 (339,263)                        61,900
                                                                           ---------                      ---------

                                                                           $ 376,256                      $ 352,916
                                                                           =========                      =========

                            See accompanying notes

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                                  1998                       1997
                                                                                  ----                       -----
Revenues:

  Cellular service                                                               $ 26,032                   $ 24,506
  Paging service                                                                      102                          -
  In-roaming                                                                        7,747                      6,561
  Equipment sales                                                                     618                        667
                                                                                 --------                    -------
                                                                                   34,499                     31,734
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                                       4,775                      6,509
     Cost of equipment sales (Note 4)                                               4,413                      3,305
     General and administrative                                                     8,139                      6,708
     Marketing and selling                                                          7,346                      5,372
     Depreciation and amortization                                                  5,729                      5,097
  Paging operations:
     Cost of paging service                                                           375                        308
     General and administrative                                                       175                        116
     Marketing and selling                                                            325                         21
     Depreciation and amortization                                                    259                          7
  Corporate:
     General and administrative                                                    15,258                        823
     Depreciation                                                                   1,019                        276
     Less amounts allocated to nonconsolidated affiliates                          (2,103)                    (1,491)
                                                                                 --------                    -------

                                                                                   45,710                     27,051
                                                                                 --------                    -------
Operating income (loss)                                                           (11,211)                     4,683

Equity in net income (loss) of affiliates                                           1,403                     (1,324)
Minority interest in net income of consolidated affiliates                           (651)                      (464)
Amortization of deferred costs                                                       (755)                      (280)
Interest expense                                                                  (11,412)                    (7,358)
Interest income                                                                     1,322                      1,830
                                                                                 --------                    -------

Loss before extraordinary charge                                                  (21,304)                    (2,913)
Extraordinary charge related to early extinguishment of long-term
 debt                                                                              33,500                          -
                                                                                 --------                    -------

Net loss                                                                         $(54,804)                  $ (2,913)
                                                                                 ========                    =======
Loss per share:
  Loss before extraordinary charge                                               $  (0.49)                  $  (0.04)
  Extraordinary charge                                                              (0.78)                         -
                                                                                 --------                    -------

  Net loss per common share                                                      $  (1.27)                  $  (0.04)
                                                                                 ========                    =======

Weighted average shares outstanding                                                43,237                     68,830
                                                                                 ========                    =======

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                            1998                  1997
                                                                            ----                  ----
Revenues:
  Cellular service                                                          $ 53,810              $ 49,838
  Paging service                                                                 218                     -
  In-roaming                                                                  18,558                14,844
  Equipment sales                                                              1,257                 1,548
                                                                            --------              --------
                                                                              73,843                66,230
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                                 11,053                13,262
     Cost of equipment sales (Note 4)                                          7,887                 6,244
     General and administrative                                               16,911                14,172
     Marketing and selling                                                    13,270                11,811
     Depreciation and amortization                                            11,354                 9,905
  Paging operations:
     Cost of paging service                                                      738                   600
     Cost of equipment sales                                                      51                     -
     General and administrative                                                  299                   322
     Marketing and selling                                                       403                    57
     Depreciation and amortization                                               517                    14
  Corporate:
     General and administrative                                               17,335                 2,174
     Depreciation                                                              1,464                   560
     Less amounts allocated to nonconsolidated affiliates                     (4,498)               (3,003)
                                                                            --------              --------
                                                                              76,784                56,118
                                                                            --------              --------

Operating income (loss)                                                       (2,941)               10,112

Equity in net income (loss) of affiliates                                      1,803                (1,932)
Minority interest in net income of consolidated affiliates                    (1,971)                 (861)
Amortization of deferred costs                                                (1,024)                 (516)
Interest expense                                                             (18,737)              (14,675)
Interest income                                                                2,566                 3,583
                                                                            --------              --------

Loss before extraordinary charge                                             (20,304)               (4,289)
Extraordinary charge related to early extinguishment of long-term
 debt                                                                         33,500                     -
                                                                            --------              --------

Net loss                                                                    $(53,804)             $ (4,289)
                                                                            ========              ========
Loss per share:
  Loss before extraordinary charge                                          $  (0.36)             $  (0.06)
  Extraordinary charge                                                         (0.60)                    -
                                                                            --------              --------

  Net loss per common share                                                 $  (0.96)             $  (0.06)
                                                                            ========              ========

Weighted average shares outstanding                                           56,240                68,850
                                                                            ========              ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH  31, 1998 AND 1997
                            (Amounts in thousands)
                                  (unaudited)


                                                                                   1998                        1997
                                                                                   ----                        -----
Operating activities:
  Net loss                                                                       $(20,304)                   $ (4,289)
  Adjustments to reconcile net loss to net cash provided  by operating activities:
     Minority interest in net income of consolidated affiliates                     1,972                         861
     Depreciation and amortization                                                 14,359                      10,995
     Equity in net (income) loss of affiliates                                     (1,803)                      1,932
     Interest expense on 11 3/4% senior subordinated
      discount notes                                                                6,609                       8,340
     CoBank patronage income                                                            -                         (99)
     Accrued interest on advances to affiliates                                    (1,993)                     (2,986)


     Change in operating assets and liabilities, net of effects from consolidating acquired interests:
     Accounts receivable                                                            3,214                         652
     Inventory and other                                                           (2,024)                       (191)
     Accounts payable and accrued liabilities                                      (6,204)                      2,009
     Accrued interest                                                                 804                         (96)
                                                                                 --------                    --------

Net cash provided (used) by operating activities                                   (5,370)                     17,128

Investing activities:
  Reductions in investments in and advances to affiliates                           6,900                         173
  Additions to investment in cellular system equipment                               (668)                     (6,499)
  Additions to property and equipment                                             (14,500)                    (10,418)
  Additions to other assets                                                           (34)                       (298)
  Purchase of interests in affiliates, net of cash acquired and
   net of assets and liabilities recorded due to consolidation                          -                        (924)
                                                                                 --------                    --------

Net cash used by investing activities                                              (8,302)                    (17,966)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                            (Amounts in thousands)
                                  (unaudited)


                                                                                   1998                        1997
                                                                                   ----                        -----
Financing activities:
  Proceeds from secured bank financing                                           $ 695,000                    $ 34,000
  Payments of secured bank financing                                               (24,762)                    (21,582)
  Payment of 11 3/4% senior subordinated discount notes                           (165,662)                          -
  Payment of 11 1/4% subordinated notes                                            (80,000)                          -
  Extraordinary charge related to early extinguishment of long-
   term debt                                                                       (29,015)                          -
  Loan fees and offering costs related to long-term debt                           (26,699)                          -
  Distributions to minority interests                                               (2,349)                       (983)
  Capital contributions from minority interests                                          -                       4,111
  Reduction of obligation under capital leases                                        (108)                       (140)
  Issuance of Common Stock, net of offering costs                                  128,137                         153
  Repurchases of Common Stock                                                            -                      (2,932)
  Conversion of Common Stock as a condition of merger                             (475,496)                          -
                                                                                 ---------                    --------
Net cash provided by financing activities
                                                                                    19,046                      12,627
                                                                                 ---------                    --------

Net increase in cash and cash equivalents                                            5,374                      11,789

Cash and cash equivalents at beginning of period                                    14,132                      11,492
                                                                                 ---------                    --------

Cash and cash equivalents at end of period                                       $  19,506                    $ 23,281
                                                                                 =========                    ========
Supplemental schedule of additional cash flow information and noncash activities:

  Cash paid during the six-month period for interest                             $  11,323                    $  6,573

  Purchase of cellular system equipment through accounts payable                     6,842                       4,863

  Write-off of offering costs included in extraordinary loss on
   early extinguishment of long-term debt                                            4,485                           -

                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED


     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1996 and 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results for a full year. Certain amounts relating to March 31, 1997 have been reclassified to correspond to the March 31, 1998 classification.

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

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the six months ended March 31, 1998 were as follows (amounts in thousands, except share data):

                                                                                                  Capital in Excess
                                                               Common Stock                               of
                                                   --------------------------------------
                                                         Shares              Amount                     Par Value
                                                   --------------------------------------         -----------------
Balance at September 30, 1997                          68,926,055               $14                   $165,989

Issuance of Common Stock:
  Exercise of options                                      61,875                 -                        313
  New shares issued in connection
     with the Merger                                   19,695,835                 4                    141,806

Conversion of shares to cash in
  connection with the Merger                          (66,041,125)               (9)                         -

Transaction costs charged to Capital
  in Excess of Par Value                                        -                 -                    (13,986)
                                                      -----------               ---                   --------

Balance at March  31, 1998                             22,642,640               $ 5                   $294,122
                                                      ===========               ===                   ========


          At March 31, 1998 the Company had 1,726,045 options outstanding at a weighted average exercise price of $7.10.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED


     3.   Stockholders' equity (continued)
          --------------------

          On April 9, 1998, the Company announced it would split its Common Stock 5 for 1, with shareholders receiving four additional shares for each share owned as of April 20, 1998, the record date for the split. The payment date was May 7, 1998, accordingly all share and earnings per share information has been restated to give effect to the split. Prior year issued shares are restated as if the stock split occurred prior to September 30, 1997, although the Company's Articles of Incorporation would not have permitted such an action.

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

          The following table reflects activity in the six months ended March 31, 1998 giving effect to the costs associated with the program described above (amounts in thousands).

                                                       Six Months ended
                                                        March 31, 1998
                                                      ------------------
          Cost of equipment sales                            $2,595
          Cost of equipment owned by the Company,
               but provided to subscribers to use:
               New subscribers                                3,396
               Existing subscribers                           1,896
                                                             ------
                                                             $7,887
                                                             ======


     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1998, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Contingencies
          -------------

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

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     6.   Contingencies (continued)
          -------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated an operating loss during the six months ended March 31, 1997 as a result of certain nonrecurring expenses related to the Merger (see "Acquisitions and Sales"). However, the Company generated net income during the fiscal year ended September 30, 1997 and operating income during the year ended September 30, 1996 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the six months ended March 31, 1998 and the fiscal years ended September 30, 1997 and 1996, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarters ended March 31, 1998 and 1997. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a wholly-owned subsidiary which provides paging services.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. Eighteen markets were accounted for under the equity method for the quarters ended March 31, 1998 and 1997. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarters ended March 31, 1998 and 1997.

     Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At March 31, 1998, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     There exists a seasonality in service revenues, which tend to increase more rapidly in the third and fourth quarters of a fiscal year. As a result, EBITDA tends to be higher in the third and fourth fiscal quarters of a fiscal year as compared to the first and second fiscal quarters.

     In addition to historical information, this report includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater than anticipated competition resulting in price reductions, new product offerings or higher customer acquisition costs; better than expected customer growth necessitating increased investment in network capacity; negative economies that could result if one or more agreements to manage markets are not renewed; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; the impact of varying interest rates; and the impact of deployment of new technologies on capital spending.

Results of Operations
---------------------

     Three Months Ended March 31, 1998 and 1997.  Cellular Operations.  Cellular
     ------------------------------------------   -------------------
service revenues, including in-roaming revenues, increased 9% from $31,067,000 for the quarter ended March 31, 1997 to $33,779,000 for the quarter ended March 31, 1998. The growth was due to the increase in the number of subscribers in consolidated markets. In-roaming revenues increased by 18%, or $1,186,000, from $6,561,000 for the quarter ended March 31, 1997 to $7,747,000 for the quarter ended March 31, 1998, due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $51 for the quarter ended March 31, 1997 to $45 for the quarter ended March 31, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month decreased from $11 to $10 again reflecting declining prices to the consumer.

     Cost of cellular service decreased as a percentage of service revenues from 21% for the quarter ended March 31, 1997 to 14% for the quarter ended March 31, 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has completed negotiations for lower priced interconnect agreements. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service.

     Equipment sales decreased 7% from $667,000 for the quarter ended March 31, 1997 to $618,000 for the quarter ended March 31, 1998, due to decreases in the sale of accessories. Cost of equipment sales increased 36% from $3,305,000 for the quarter ended March 31, 1997 to $4,413,000 for the quarter ended March 31, 1998. Approximately $1,887,000 and $1,142,000 of the quarter ended March 31, 1998 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 21% from $6,708,000 during the quarter ended March 31, 1997 to $8,139,000 during the quarter ended March 31, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing services and unusual consulting expenses, offset by a reduction of bad debt expense. General and administrative costs as a percentage of service revenues increased from 22% for the quarter ended March 31, 1997 to 24% for the quarter ended March 31, 1998.

     Marketing and selling costs increased 37% from $5,372,000 for the quarter ended March 31, 1997 to $7,346,000 for the quarter ended March 31, 1998, primarily as a result of increased advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber increased 8% from $225 for the quarter ended March 31, 1997 to $244 for the quarter ended March 31, 1998 due primarily to increased advertising costs.

     Depreciation and amortization relating to cellular operations increased 12% from $5,097,000 for the quarter ended March 31, 1997 to $5,729,000 for the quarter ended March 31, 1998, primarily related to increased property and equipment in service.

     Paging Operations
     -----------------

     Paging service revenues were $102,000 for the quarter ended March 31, 1998. Revenue producing activities commenced during fiscal 1998. Revenues are expected to increase in the future as paging subscribers increase.

     Paging costs and expenses increased 151% from $452,000 for the quarter ended March 31, 1997 to $1,134,000 for the quarter ended March 31, 1998. This increase is due to the introduction of commercial paging operations during fiscal 1998. Costs and expenses are expected to increase in the future as paging operations expand, but at a slower rate than revenue increases.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the quarter ended March 31, 1997 were $(392,000), which represented gross expenses of $1,099,000 less amounts allocated to nonconsolidated affiliates of $1,491,000. Corporate costs and expenses for the quarter ended March 31, 1998 were $14,174,000, which represented gross expenses of $16,277,000 less amounts allocated to nonconsolidated affiliates of $2,103,000. Excluding nonrecurring transaction costs related to the conversion of stock options associated with the Merger of $13,400,000, corporate costs and expenses were $774,000. The increase is due primarily to increased depreciation related to the accelerated depreciation of certain subscriber equipment which was not allocated to affiliates.

     Equity in net income of affiliates for the quarter ended March 31, 1998 was $1,403,000 compared to equity in net loss of affiliates of $1,324,000 for the quarter ending March 31, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in the current period. TVX, Inc. operations ceased in the third fiscal quarter of 1997.

     Amortization of deferred costs increased 169% from $280,000 for the quarter ended March 31, 1997, to $755,000 for the quarter ended March 31, 1998, as a result of increased deferred costs associated with the Merger.

     Interest expense increased 55% from $7,358,000 for the quarter ended March 31, 1997 to $11,412,000 for the quarter ended March 31, 1998 due to higher secured bank financing under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased from $5,520,000 during the quarter ended March 31, 1997 to $6,329,000 during the quarter ended March 31, 1998.

     Interest income decreased 28% from $1,830,000 for the quarter ended March 31, 1997 to $1,322,000 for the quarter ended March 31, 1998. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

     Six Months Ended March 31, 1998 and 1997.  Cellular Operations.  Cellular
     ----------------------------------------   -------------------
service revenues, including in-roaming revenues, increased 12% from $64,682,000 for the six months ended March 31, 1997 to $72,368,000 for the six months ended March 31, 1998. The growth was due to the increase in the number of subscribers in consolidated markets. In-roaming revenues increased by 25%, or $3,714,000, from $14,844,000 for the six months ended March 31, 1997 to $18,558,000 for the six months ended March 31, 1998, due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $56 for the six months ended March 31, 1997 to $49 for the six months ended March 31, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month was unchanged at $13, reflecting the larger scale benefit of the Company's cell site expansion program.

     Cost of cellular service decreased as a percentage of service revenues from 21% for the six months ended March 31, 1997 to 15% for the six months ended March 31, 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has completed negotiations for lower priced interconnect agreements. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service.

     Equipment sales decreased 19% from $1,548,000 for the six months ended March 31, 1997 to $1,257,000 for the six months ended March 31, 1998, due to decreases in the sale of accessories. Cost of equipment sales increased 26% from $6,244,000 for the six months ended March 31, 1997 to $7,887,000 for the six months ended March 31, 1998. Approximately $3,396,000 and $1,896,000 of the six months ended March 31, 1998 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 19% from $14,172,000 during the six months ended March 31, 1997 to $16,911,000 during the six months ended March 31, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing services and unusual consulting expenses, offset by a reduction of bad debt expense. General and administrative costs as a percentage of service revenues increased from 22% for the six months ended March 31, 1997 to 23% for the six months ended March 31, 1998.

     Marketing and selling costs increased 11% from $11,811,000 for the six months ended March 31, 1997 to $13,270,000 for the six months ended March 31, 1998, primarily as a result of increases in advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber decreased 4% from $233 for the six months ended March 31, 1997 to $224 for the six months ended March 31, 1998.

     Depreciation and amortization relating to cellular operations increased 15% from $9,905,000 for the six months ended March 31, 1997 to $11,354,000 for the six months ended March 31, 1998, primarily related to increased property and equipment in service.

       Paging Operations
       -----------------

     Paging service revenues were $218,000 for the six months ended March 31, 1998. Revenue producing activities commenced during fiscal 1998. Revenues are expected to increase in the future as paging subscribers increase.

     Paging costs and expenses increased 102% from $993,000 for the six months ended March 31, 1997 to $2,008,000 for the six months ended March 31, 1998. This increase is due to the introduction of commercial paging operations during fiscal 1998. Costs and expenses are expected to increase in the future as paging operations expand, but at a slower rate than revenue increases.

       Other Costs and Expenses
       ------------------------

     Corporate costs and expenses for the six months ended March 31, 1997 were $(269,000), which represented gross expenses of $2,734,000 less amounts allocated to nonconsolidated affiliates of $3,003,000. Corporate costs and expenses for the six months ended March 31, 1998 were $14,301,000, which represented gross expenses of $18,799,000 less amounts allocated to nonconsolidated affiliates of $4,498,000. Excluding nonrecurring transaction costs related to the conversion of stock options associated with the Merger of $13,400,000, corporate costs and expenses were $901,000. The increase is due primarily to increased depreciation related to the accelerated depreciation of certain subscriber equipment which was not allocated to affiliates.

     Equity in net income of affiliates for the six months ended March 31, 1998 was $1,803,000 compared to a net loss of $1,932,000 for the six months ending March 31, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in the current period. TVX, Inc. operations ceased in the third fiscal quarter of 1997.

     Amortization of deferred costs increased 98% from $516,000 for the quarter ended March 31, 1997 to $1,024,000 for the quarter ended March 31, 1998, as a result of increased deferred costs associated with the Merger.

     Interest expense increased 28% from $14,675,000 for the six months ended March 31, 1997 to $18,737,000 for the six months ended March 31, 1998 due to higher secured bank financing under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased from $6,573,000 during the six months ended March 31, 1997 to $11,323,000 during the six months ended March 31, 1998 due to the semi-annual payment of the Company's 11 1/4% Subordinated Notes which occurred during the quarter ended December 31, 1997. The fiscal 1997 semi-annual payment was made during the second fiscal quarter of 1997.

     Interest income decreased 28% from $3,583,000 for the six months ended March 31, 1997 to $2,566,000 for the six months ended March 31, 1998. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower cash advances.

Acquisitions and Sales
----------------------

     On February 10, 1998, the Company consummated a recapitalization whereby AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 2,943,055 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

     In addition, on February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11 3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11 1/4% Subordinated Notes, and repaid the entire amount of indebtedness under the CoBank Credit Agreement. The Merger, debt repayment, and payment of certain costs and expenses of the Merger were funded through borrowings under a $760,000,000 new senior bank credit facility with the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders (the "Chase Credit Agreement").

Changes in Financial Condition
------------------------------

     Net cash used by operating activities was $5,370,000 during the six months ended March 31, 1998. This was due to net loss after adjustments to reconcile net cash provided by operating activities of $1,160,000 and by cash used to fund changes in working capital of $4,210,000.

     Net cash used by investing activities was $8,302,000 for the six months ended March 31, 1998. This was due primarily to $15,168,000 required to fund the purchase of property and equipment and investment in cellular system equipment, offset by a decrease of $6,900,000 to investments in and advances to affiliates.

     Net cash provided by financing activities was $19,046,000 for the six months ended March 31, 1998. This was primarily due to net increases as a result of the merger of $21,503,000, offset by distributions to minority interests of $2,349,000.

Liquidity and Capital Resources
-------------------------------

     CommNet Cellular Inc. (referred to herein as the "parent company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing through February 10, 1998 was a loan facility with CoBank (the "CoBank Credit Agreement"), pursuant to which CoBank had agreed to lend up to $165,000,000 to CIFC.

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down $680,000,000 under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. Advances made under to Chase Credit Agreement will be used, when necessary, to fund operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary for the first six months from 1.25% to 2.50% over prime for variable rate loans or 2.25% to 3.50% over LIBOR for fixed rate loans. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

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

     In addition to the liquidity provided by the Chase Credit Agreement, at March 31, 1998, the Company, on a consolidated basis, had available $19,506,000 of cash and cash equivalents. The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the six months ended March 31, 1998 was $13,946,000. These expenditures were primarily for 16 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for the remainder of fiscal year 1998 to be $20,319,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     At March 31, 1998, the Company's near-term debt service requirements consisted primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its cash interest expense for the remainder of fiscal year 1998 under the Chase Credit Agreement will be $31,200,000.

Additional borrowings under the Chase Credit Agreement may be required if existing cash balances and cash from operating activities is not sufficient to fund cash interest expense.

     The Company believes operating cash flow, existing cash balances and borrowing availability under the Chase Credit Agreement will be sufficient to meet future anticipated capital requirements of the parent company and its affiliates and debt service requirements of the Company at both the parent company level and on a consolidated basis.

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

                           SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,570,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,246,000 pops and 10 MSA markets having a total of 1,315,000 pops, of which the Company's interests represent 2,885,000 net Company pops and 685,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 46 of its 56 managed markets. As of March 31, 1998, the Company had net advances of $234,961,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $196,406,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $6,675,000. The assets of the affiliates in which the Company has investments or advances represent 4,277,000 pops, which include 3,570,000 net Company pops and 707,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $39,191,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,161,000 total pops and 3,212,000 net Company pops. As of March 31, 1998, the RSA and MSA managed markets had 232,157 and 74,952 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of May 8, 1998, is summarized in the following table.

                                           Net Company
      MSA or                               Interest in              1996              Net Company Pops
   RSA Code (1)           State           Licensee (2)        Population (3)(6)             (4)
-----------------   ----------------   -------------------   ---------------------   -----------------
MSAs:
141                   Minnesota               16.34%                240,234                39,254
185                   Indiana                 16.67%                170,755                28,465
241*(5)               Colorado                73.99%                130,921                96,868
253*(5)               Iowa                    74.50%                120,902                90,072
267*(5)               South Dakota            51.00%                137,742                70,248
268*(5)               Montana                 91.63%                126,711               116,105
279                   Maine                   11.11%                103,721                11,522
289*(5)               South Dakota           100.00%                111,904               111,904
297*(5)               Montana                 91.63%                 81,568                74,741
298*(5)               North Dakota            51.00%                 90,439                46,124
                                                                  ---------               -------
Total MSA                                                         1,314,897               685,303

RSAs:
348*                  Colorado                10.00%                 47,002                 4,700
349*(5)               Colorado                61.75%                 62,939                38,865
351*(5)               Colorado                61.75%                 74,044                45,722
352*(5)               Colorado                66.00%                 30,019                19,813
353*(5)               Colorado               100.00%                 72,920                72,920
354*(5)               Colorado (B1)           69.40%                 47,604                33,037
355*                  Colorado                49.00%                 45,762                22,423
356*                  Colorado (B1)           49.00%                 25,426                12,459

                                                Net Company
      MSA or                                    Interest in           1996            Net Company
   RSA Code (1)            State               Licensee (2)     Population (3)(6)       Pops (4)
-----------------     -------------------  ------------------  --------------------  -----------------
389                   Idaho                      50.00%                71,284                35,642
390                   Idaho                      33.33%                17,602                 5,867
392*(5)               Idaho (B1)                100.00%               141,031               141,031
393*(5)               Idaho                      91.64%               293,120               268,615
415                   Iowa                       10.11%               155,178                15,694
416 (5)               Iowa                       78.57%               109,023                85,659
417*(5)               Iowa                      100.00%               155,268               155,268
419*                  Iowa                       44.92%                54,745                24,591
420*(5)               Iowa                      100.00%                63,302                63,302
424*                  Iowa                       50.00%                66,929                33,465
425*                  Iowa                       13.28%               107,809                14,321
426*                  Iowa                       49.14%                83,580                41,070
427*                  Iowa                       49.17%               103,912                51,090
428                   Kansas                      3.07%                27,741                   852
429                   Kansas                      3.07%                30,523                   937
430                   Kansas                      3.07%                53,026                 1,628
431                   Kansas                      3.07%               137,928                 4,234
432                   Kansas                      3.07%                31,040                   953
433                   Kansas                      3.07%                20,123                   618
434                   Kansas                      3.07%                80,524                 2,472
435                   Kansas                      3.07%               131,254                 4,029
436                   Kansas                      3.07%                58,858                 1,807
437                   Kansas                      3.07%               109,008                 3,347
438                   Kansas                      3.07%                84,143                 2,583
439                   Kansas                      3.07%                43,831                 1,346
440                   Kansas                      3.07%                29,677                   911
441                   Kansas                      3.07%               175,260                 5,380
442                   Kansas                      3.07%               155,007                 4,759
512                   Missouri (B1)              14.70%                56,464                 8,300
523*(5)               Montana  (B1)              91.63%                72,719                66,632
523*(5)               Montana  (B2)              91.63%                78,894                72,291
524*(5)               Montana  (B1)              91.63%                34,780                31,869
526*(5)               Montana  (B1)              91.63%                21,753                19,932
527*(5)               Montana                    91.63%               189,151               173,319
528*(5)               Montana                    91.63%                65,206                59,748
529*(5)               Montana                    91.63%                30,030                27,516
530*(5)               Montana                    91.63%                92,780                85,014
531*(5)               Montana                    91.63%                33,426                30,628
532*(5)               Montana                    91.63%                20,078                18,397
553*(5)               New Mexico (B2)            58.36%               113,473                66,223
555                   New Mexico                 12.25%                89,939                11,018
557                   New Mexico                 16.33%                59,835                 9,772
580*(5)               North Dakota               53.36%               103,812                55,393
581*                  North Dakota               49.00%                60,895                29,839
582                   North Dakota               41.45%                90,709                37,598
583*                  North Dakota               49.00%                63,305                31,019
584*(5)               North Dakota               61.75%                48,606                30,014
634*(5)               South Dakota              100.00%                37,096                37,096
635*(5)               South Dakota              100.00%                23,000                23,000
636*(5)               South Dakota              100.00%                53,557                53,557

                                                  Net Company
      MSA or                                      Interest in              1996              Net Company
   RSA Code (1)             State                Licensee (2)        Population (3)(6)         Pops (4)
-----------------     -------------------   --------------------  ----------------------  --------------------
638*(5)               South Dakota (B1)            100.00%               17,069                      17,069
638*(5)               South Dakota (B2)            100.00%                9,102                       9,102
639*(5)               South Dakota (B1)            100.00%               36,886                      36,886
639*(5)               South Dakota (B2)            100.00%                3,233                       3,233
640*(5)               South Dakota                  64.49%               67,096                      43,270
641*(5)               South Dakota                  61.13%               73,887                      45,167
642*                  South Dakota                  49.00%               96,725                      47,395
675*(5)               Utah                         100.00%               56,209                      56,209
676*(5)               Utah                         100.00%              107,882                     107,882
677*(5)               Utah (B3)                    100.00%               39,506                      39,506
678*(5)               Utah                          80.00%               28,326                      22,661
718*(5)               Wyoming                       66.00%               50,273                      33,180
719*(5)               Wyoming                      100.00%               76,440                      76,440
720*(5)               Wyoming                      100.00%              147,595                     147,595
                                                                      ---------                   ---------
Total RSA                                                             5,246,179                   2,885,188
                                                                      ---------                   ---------
Total MSA and RSA                                                     6,561,076                   3,570,483
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

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

Number of
                    Number of                      Estimated Population                      Number of
                Operating Systems                  of Operating Systems                      Subscribers                  Suscriber
               --------------------  ------------------------------------------    --------------------------------------
                Total  MSA     RSA      Total           MSA            RSA            Total       MSA         RSA           Growth
               ------ ------  -----  -----------   -------------   ------------    ----------    ------    ---------     -----------

Sept 30, 1987     0     0        0                          0                0             0          0            0
Sept 30, 1988     4     4        0       504,529      504,529 (1)            0           424        424            0
Sept 30, 1989     4     4        0       500,804      500,804 (2)            0         1,362      1,362            0       221.23%
Sept 30, 1990    18     4       14     1,687,481      500,804 (2)    1,186,677 (2)     6,444      3,513        2,931       373.13%
Sept 30, 1991    49     5       44     3,509,779      566,722 (3)    2,943,057 (3)    17,952      6,387       11,565       178.58%
Sept 30, 1992    49     5       44     3,509,779      566,722 (3)    2,943,057 (3)    35,884     11,119       24,765        99.89%
Sept 30, 1993    50     6       44     3,665,758      644,526 (4)    3,021,232 (4)    60,381     17,898       42,483        68.27%
Sept 30, 1994    55     7       48     3,906 063      771,660 (5)    3,134,403 (5)    99,002     30,711       68,291        63.96%
Sept 30, 1995    56     7       49     4,220,975      785,866 (6)    3,435,109 (6)   151,482     42,401      109,081        53.01%
Sept 30, 1996    55     7       48     4,105,119      792,913 (7)    3,312,206 (7)   211,278     55,896      155,382        39.47%
Sept 30, 1997    56     7       49     4,329,904      798,807 (8)    3,537,369 (8)   274,745     68,579      206,166        30.04%
Dec  31, 1997    56     7       49     4,329,904      798,807 (8)    3,537,369 (8)   289,841     71,293      218,548         5.49%
Mar  31, 1998    56     7       49     4,329,904      798,804 (8)    3,537,369 (8)   307,109     74,952      232,157         5.96%

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

                                                                  Six Months ended March 31,
                                  --------------------------------------------------------------------------------------------------
                                        1998        1997                  1998            1997            1998             1997
                                  ------------------------------   ----------------------------------   ----------------------------
                                          Combined (1)                  Financed Proportionate (2)        Company Proportionate (3)
                                  ------------------------------   ----------------------------------   ----------------------------
MANAGED MARKETS
Revenues:
 Cellular service                     $ 64,357    $ 58,739             $ 57,988         $ 54,945        $ 48,398         $ 44,468
 In-roaming                             21,706      17,381               19,559           16,258          16,685           13,365
 Equipment sales                         1,384       1,646                1,242            1,558           1,084            1,323
                                      --------    --------             --------         --------        --------         --------
   Total revenues                       87,447      77,766               78,789           72,761          66,167           59,156
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              12,516      14,447               11,545           13,759           9,645           11,311
   Equipment sales                       9,279       6,862                8,368            6,378           7,075            5,385
 General and administrative (4)         20,223      16,611               33,077 (5)       16,691          29,452 (5)       12,966
 Marketing and selling                  15,656      14,303               14,238           13,383          11,713           10,724
                                      --------    --------             --------         --------        --------         --------
   Total cash costs and
     expenses                           57,674      52,223               67,228           50,211          57,885           40,386
                                      --------    --------             --------         --------        --------         --------
EBITDA                                $ 29,773    $ 25,543             $ 11,561         $ 22,550        $  8,282         $ 18,770
                                      ========    ========             ========         ========        ========         ========

Capital expenditures                  $ 13,946    $ 19,749             $ 13,118         $ 18,816        $ 11,291         $ 16,349

Subscriber count                       307,109     244,453              275,019          224,803         227,333          182,093
Total markets                               56          56                   56               56              56               56

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)             $ 65,482    $ 61,825             $ 10,491         $  9,765        $  7,546         $  7,288
 Equipment sales                         4,525       3,750                  427              405             336              302
                                      --------    --------             --------         --------        --------         --------
   Total revenues                       70,007      65,575               10,918           10,170           7,882            7,590
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                     13,415      13,908                2,032            2,370           1,438            1,833
   Equipment sales                       6,670       4,771                  596              655             453              468
 General and administrative             15,643      10,500                2,471            2,094           1,720            1,469
 Marketing and selling                  11,402      13,523                2,289            2,155           1,765            1,693
                                      --------    --------             --------         --------        --------         --------
   Total cash costs
     and expenses                       47,130      42,702                7,388            7,274           5,376            5,463
                                      --------    --------             --------         --------        --------         --------
EBITDA                                $ 22,877    $ 22,873             $  3,530         $  2,896        $  2,506         $  2,127
                                      ========    ========             ========         ========        ========         ========

Capital expenditures                  $  8,633    $  7,863             $  1,401         $  1,601        $  1,140         $  1,029

Subscriber count                       203,109     179,769               34,837           28,478          25,733           20,948
Total markets                               26          26                   26               26              26               26

                                                                                       Six Months ended March 31,
                                                                                      ----------------------------
                                                                                           1998           1997
                                                                                           ----           ----
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                                $ 10,788      $ 20,897
Proportionate depreciation and amortization                                                 (10,452)       (8,619)
Proportionate interest expense                                                               (6,829)       (4,623)
Equity in nonlicensee affiliates                                                               (566)       (3,311)
Minority interests                                                                               68         1,719
Intercompany interest                                                                         6,450         4,072
Amortization of license costs not owned by affiliates                                        (1,015)       (1,978)
Unallocated corporate expenses                                                               (3,171)         (840)
Interest expense (net) and other                                                            (15,577)      (11,606)
Merger costs                                                                                (33,500)            -
                                                                                           --------      --------

Consolidated net loss                                                                      $(53,804)     $ (4,289)
                                                                                           ========      ========

_______________
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.
(4)  Includes corporate costs and expenses.
(5)  Includes $13,400,000 of transaction costs related to the Merger.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

          (a)  Exhibits

               None.

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date: May 15, 1998         By:  /s/Daniel P. Dwyer
                                ------------------------------------------
                                Daniel P. Dwyer
                                Executive Vice President, Treasurer &
                                Chief Financial Officer



Date: May 15, 1998         By:  /s/Andrew J. Gardner
                                --------------------
                                Andrew J. Gardner
                                Senior Vice President and Controller
                                (Principal Accounting Officer)