Form 10-Q
period 1998-06-30
COMMNET CELLULAR INC
filed 1998-08-14
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  June 30, 1998
                                   -------------

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

The number of shares of the registrant's Common Stock outstanding as of August 7, 1998 was 22,644,690.

                             COMMNET CELLULAR INC.
                            FORM 10-Q  JUNE 30, 1998


                                     INDEX



Part I           Financial Information                                Page
------           ---------------------                                ----

Item 1           Financial Statements

                 Consolidated Condensed Balance Sheets -
                    June 30, 1998 and September 30, 1997                1

                 Consolidated Condensed Statements of Operations -
                    Three Months Ended June 30, 1998 and
                    June 30, 1997                                       3

                 Consolidated Condensed Statements of Operations -
                    Nine Months Ended June 30, 1998 and
                    June 30, 1997                                       4

                 Consolidated Condensed Statements of Cash Flows -
                    Nine Months Ended June 30, 1998 and
                    June 30, 1997                                       5

                 Notes to Consolidated Condensed Financial
                    Statements                                          7

Item 2           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                10

Part II          Other Information
-------          -----------------

Item 6           Exhibits and Reports on Form 8-K                      24

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                                        June 30,                    September 30,
                         Assets                                           1998                           1997
---------------------------------------------------------      ------------------------       ------------------------
                                                                      (unaudited)


Current assets:
  Cash and cash equivalents                                                    $ 17,228                       $ 14,132
  Accounts receivable, net of allowance for doubtful
      accounts of $1,915 and $2,122 at June 30, 1998 and
      September 30, 1997, respectively                                           26,771                         25,386
  Current portion of advances to affiliates                                       5,695                          2,873
  Prepaid expenses and other                                                      2,050                          1,344
  Inventory                                                                       5,521                          3,214
                                                                               --------                       --------
            Total current assets                                                 57,265                         46,949


Investment in and advances to affiliates                                         40,756                         47,211

Investment in cellular system equipment                                           9,692                         10,243

Property and equipment, at cost:

  Cellular system equipment                                                     173,589                        159,436
  Land, buildings and improvements                                               33,135                         31,688
  Furniture and equipment                                                        20,770                         19,505
                                                                               --------                       --------

                                                                                227,494                        210,629
  Less accumulated depreciation                                                  82,984                         66,754
                                                                               --------                       --------

            Net property and equipment                                          144,510                        143,875

Other assets, less accumulated amortization of $35,346
  and $36,883 at June 30, 1998 and
  September 30, 1997, respectively:
       FCC licenses and filing rights
       Deferred loan costs and other                                             96,208                         98,216
                                                                                 28,843                          6,422
                                                                               --------                       --------

            Total other assets                                                  125,051                        104,638
                                                                               --------                       --------

                                                                               $377,274                       $352,916
                                                                               ========                       ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                   (Amounts in thousands, except share data)


                                                                        June 30,                     September 30,
     Liabilities and Stockholders' (Deficit) Equity                       1998                           1997
---------------------------------------------------------      ------------------------       ------------------------
                                                                      (unaudited)
Current liabilities:
  Accounts payable                                                    $   4,344                      $   7,695
  Accounts payable  property and equipment
     purchases                                                            5,443                          8,228
  Accrued commissions                                                       766                          1,118
  Accrued interconnect costs                                              2,496                          1,851
  Accrued operating taxes                                                 3,190                          2,809
  Other accrued liabilities                                               4,863                          5,988
  Interest payable                                                        2,629                          2,302
  Current portion of secured bank financing and other
   long-term debt                                                            19                          1,118
                                                                      ---------                      ---------
       Total current liabilities
                                                                         23,750                         31,109

Long-term debt:
  Secured bank financing                                                680,000                          8,803
  Note payable and other long-term debt                                   2,916                          2,916
  11 3/4% senior subordinated discount notes                                 83                        159,133
  11 1/4% subordinated notes                                                  -                         80,000

Minority interests                                                       10,091                          9,055

Commitments

Stockholders' (deficit) equity:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued                                               -                              -
  Common Stock, $.001 par value; 40,000,000 shares
   authorized; 22,644,280 and 68,926,055 shares issued
   at June 30, 1998 and September 30, 1997, respectively
   (Note 3)                                                                   5                             14
  Capital in excess of par value                                        306,777                        165,989
  Accumulated deficit                                                  (646,348)                      (104,103)
                                                                      ---------                      ---------




       Total stockholders' (deficit) equity                            (339,566)                        61,900
                                                                      ---------                      ---------

                                                                      $ 377,274                      $ 352,916
                                                                      =========                      =========

                          See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                                 1998                        1997
                                                                                 ----                        ----
Revenues:
  Cellular service                                                               $ 30,729                    $27,671
  Paging service                                                                       93                          -
  In-roaming                                                                       11,040                      9,400
  Cellular equipment sales                                                            872                      1,047
  Paging equipment sales                                                               46                          -
                                                                                 --------                    -------
                                                                                   42,780                     38,118
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                                       5,215                      6,529
     Cost of equipment sales (Note 4)                                               2,979                      3,186
     General and administrative                                                     8,068                      7,910
     Marketing and selling                                                          6,756                      5,509
     Depreciation and amortization                                                  6,467                      5,117
  Paging operations:
     Cost of paging service                                                           406                        305
     Cost of equipment sales                                                            -                          -
     General and administrative                                                       170                         88
     Marketing and selling                                                             31                         26
     Depreciation and amortization                                                    372                          7
  Corporate:
     General and administrative                                                    12,477                      2,147
     Depreciation                                                                      10                        405
     Less amounts allocated to nonconsolidated affiliates                          (2,312)                    (1,648)
                                                                                 --------                    -------
                                                                                   40,639                     29,581
                                                                                 --------                    -------
Operating income (loss)                                                             2,141                      8,537

Equity in net income (loss) of affiliates                                             897                     (2,652)
Minority interest in net income of consolidated affiliates                         (1,178)                      (730)
Gain on sale of affiliates and other                                                    -                        349
Amortization of deferred costs                                                     (1,019)                      (280)
Interest expense                                                                  (15,121)                    (7,389)
Interest income                                                                     1,322                      1,538
                                                                                 --------                    -------

Net loss                                                                         $(12,958)                   $  (627)
                                                                                 ========                    =======

Net loss per basic and diluted common share                                        $(0.57)                    $(0.01)
                                                                                 ========                    =======

Weighted average shares outstanding                                                22,643                     68,828
                                                                                 ========                    =======


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                                    1998                   1997
                                                                                    ----                   ----
Revenues:
  Cellular service                                                                  $ 84,539               $ 77,509
  Paging service                                                                         311                      -
  In-roaming                                                                          29,598                 24,244
  Cellular equipment sales                                                             2,129                  2,595
  Paging equipment sales                                                                  46                      -
                                                                                    --------               --------
                                                                                     116,623                104,348
Costs and expenses:
  Cellular operations:
     Cost of cellular service                                                         16,268                 19,190
     Cost of equipment sales (Note 4)                                                 10,866                  9,430
     General and administrative                                                       24,979                 21,759
     Marketing and selling                                                            20,026                 17,263
     Depreciation and amortization                                                    17,821                 15,008
  Paging operations:
     Cost of paging service                                                            1,144                    906
     Cost of equipment sales                                                              51                      -
     General and administrative                                                          469                    411
     Marketing and selling                                                               434                     83
     Depreciation and amortization                                                       889                     21
  Corporate:
     General and administrative                                                       29,812                  5,300
     Depreciation                                                                      1,474                    979
     Less amounts allocated to nonconsolidated affiliates                             (6,810)                (4,651)
                                                                                    --------               --------
                                                                                     117,423                 85,699
                                                                                    --------               --------

Operating income (loss)                                                                 (800)                18,649

Equity in net income (loss) of affiliates                                              2,700                 (4,584)
Minority interest in net income of consolidated affiliates                            (3,149)                (1,591)
Gain on sale of affiliates and other                                                       -                    349
Amortization of deferred costs                                                        (2,043)                  (796)
Interest expense                                                                     (33,858)               (22,064)
Interest income                                                                        3,888                  5,121
                                                                                    --------               --------

Loss before extraordinary charge                                                     (33,262)                (4,916)
Extraordinary charge related to early extinguishment of long-term debt               (33,500)                     -
                                                                                    --------               --------

Net loss                                                                            $(66,762)              $ (4,916)
                                                                                    ========               ========

Loss per share:
  Loss before extraordinary charge                                                    $(0.74)                $(0.07)
  Extraordinary charge                                                                 (0.74)                     -
                                                                                    --------               --------

  Net loss per basic and diluted common share                                         $(1.48)                $(0.07)
                                                                                    ========               ========

Weighted average shares outstanding                                                   45,041                 68,836
                                                                                    ========               ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE  30, 1998 AND 1997
                             (Amounts in thousands)
                                  (unaudited)


                                                                                 1998                        1997
                                                                                 ----                        ----

Operating activities:
  Net loss                                                                       $(66,762)                   $ (4,916)
  Adjustments to reconcile net loss to net cash provided  by operating activities:
     Extraordinary charge related to early extinguishment of
       long-term debt                                                              33,500                           -
     Minority interest in net income of consolidated affiliates                     3,149                       1,591
     Depreciation and amortization                                                 22,227                      16,804
     Equity in net (income) loss of affiliates                                     (2,700)                      4,584
     Gain on sale of affiliates and other                                               -                        (349)
     Interest expense on 11 3/4% senior subordinated
      discount notes                                                                6,611                      12,712
     Stock-based compensation expense                                              10,338                           -
     CoBank patronage income                                                            -                         (99)
     Accrued interest on advances to affiliates                                    (2,973)                     (4,251)


Change in operating assets and liabilities, net of effects
      from   consolidating acquired interests:
     Accounts receivable                                                           (1,385)                     (2,717)
     Prepaid expenses and other                                                      (304)                        136
     Inventory                                                                     (2,307)                        (21)
     Accounts payable and accrued liabilities                                      (3,802)                      2,231
     Accrued interest                                                                 327                      (2,519)
                                                                                 --------                    --------
Net cash provided (used) by operating activities
                                                                                   (4,081)                     23,186

Investing activities:
  Reductions in investments in and advances to affiliates                          10,128                       1,230
  Reductions in (additions to) investment in cellular system
     equipment                                                                        551                      (4,920)
  Additions to property and equipment                                             (21,590)                    (23,503)
  Additions to other assets                                                          (236)                       (915)
  Proceeds from sales of interests in affiliates                                        -                         829
  Purchase of interests in affiliates, net of cash acquired and
     net of assets and liabilities recorded due to consolidation                        -                        (924)
                                                                                 --------                    --------
Net cash used by investing activities
                                                                                  (11,147)                    (28,203)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Amounts in thousands)
                                  (unaudited)


                                                                                 1998                         1997
                                                                                 ----                         ----

Financing activities:
  Proceeds from secured bank financing                                           $ 695,000                    $ 43,336
  Payments of secured bank financing                                               (24,762)                    (39,484)
  Payment of 11 3/4% senior subordinated discount notes                           (165,662)                          -
  Payment of 11 1/4% subordinated notes                                            (80,000)                          -
  Extraordinary charge related to early extinguishment of long-
   term debt                                                                       (29,015)                          -
  Loan fees and offering costs related to long-term debt                           (26,699)                          -
  Distributions to minority interests                                               (3,043)                     (1,545)
  Capital contributions from minority interests                                          -                       4,111
  Reduction of obligation under capital leases                                        (139)                       (195)
  Issuance of Common Stock, net of offering costs                                  128,140                         159
  Repurchases of Common Stock                                                            -                      (2,932)
  Conversion of Common Stock as a condition of the Merger                         (475,496)                          -
                                                                                 ---------                    --------
Net cash provided by financing activities
                                                                                    18,324                       3,450
                                                                                 ---------                    --------

Net increase (decrease) in cash and cash equivalents                                 3,096                      (1,567)

Cash and cash equivalents at beginning of period                                    14,132                      11,492
                                                                                 ---------                    --------

Cash and cash equivalents at end of period                                       $  17,228                    $  9,925
                                                                                 =========                    ========

Supplemental schedule of additional cash flow information and noncash activities:


  Cash paid during the nine-month period for interest                            $  26,920                    $ 12,013

  Purchase of cellular system equipment through accounts payable
                                                                                     5,443                       3,408

  Write-off of offering costs included in extraordinary loss on
   early extinguishment of long-term debt                                            4,485                           -


                            See accompanying notes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     1.    Basis of presentation
           ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1996 and 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results for a full year. Certain amounts relating to June 30, 1997 have been reclassified to correspond to the June 30, 1998 classification.

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

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the nine months ended June 30, 1998 were as follows (amounts in thousands, except share data):


                                                      Common Stock                       Capital in
                                      ------------------------------------------           Excess               Accumulated
                                              Shares                 Amount              of Par Value             Deficit
                                      ------------------------------------------    -------------------    -------------------

Balance at September 30, 1997                  68,926,055                   $ 14               $165,989              $(104,103)

Issuance of Common Stock:
  Exercise of options                              63,515                      -                    316                      -
  New shares issued in connection
     with the Merger                           19,695,835                      4                141,806                      -

Conversion of shares to cash in
  connection with the Merger                  (66,041,125)                   (13)                     -               (475,483)

Transaction costs charged to Capital
  in Excess of Par Value                                -                      -                (13,986)                     -

Stock-based compensation                                -                      -                 12,652                      -

Net loss                                                -                      -                      -                (66,762)
                                              -----------                   ----               --------              ---------

Balance at June 30, 1998                       22,644,280                   $  5               $306,777              $(646,348)
                                              ===========                   ====               ========              =========

          At June 30, 1998 the Company had 1,722,385 options outstanding at a weighted average exercise price of $1.42.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     3.   Stockholders' equity (continued)
          --------------------

          As announced on April 9, 1998, the Company split its Common Stock 5 for 1, with shareholders receiving four additional shares for each share owned as of April 20, 1998, the record date for the split. The payment date was May 7, 1998. Accordingly, all share and earnings per share information has been restated to give effect to the split. Prior year issued shares are restated as if the stock split occurred prior to September 30, 1997, although the Company's Articles of Incorporation would not have permitted such an action.

          During the third fiscal quarter of 1998, the Company and certain option holders negotiated certain changes to the terms of option agreements affecting most, but not all of the outstanding options. The expiration date of options was extended from ten years after date of grant to February 5, 2008. However, any appreciation in the value of an option due to increases in the value of Common Stock over $36 per share (the value of a share of Common Stock on February 10, 1998, the date of the Merger) became subjected to vesting over six years, with a limit on vesting of 75% of such appreciation until a liquidation event as defined in the replacement stock option agreements. In addition, the number of options and exercise prices were reduced such that the value of unexercised options on February 10, 1998 remained constant and the number of shares subject to all options held by participants bore the same relationship to the total number of shares of common stock outstanding on a fully-diluted basis after the Merger. These changes created a new measurement date for options in a transaction not involving cash, resulting in recognition of $12,652,000 of compensation recorded as capital in excess of par value and $10,338,000 recorded in the current fiscal quarter as compensation expense. The excess $2,314,000 of compensation contributed has been recorded as a deferred charge and will be recognized as compensation expense ratably over the vesting period.

     4.   Cost of equipment sales
          -----------------------

          During 1996, the Company introduced a customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. The cost of providing the handset to the customer is included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program is recognized in cellular service revenue.

          The following table reflects activity in the nine months ended June 30, 1998 and 1997 giving effect to the costs associated with the program described above (amounts in thousands).

                                                              June 30, 1998            June 30, 1997
                                                         ---------------------    ---------------------

               Cost of equipment sales                                 $ 3,511                   $2,358
               Cost of equipment owned by the Company,
                 but provided to subscribers to use:
                 New subscribers                                         4,978                    5,418
                 Existing subscribers                                    2,377                    1,654
                                                                       -------                   ------
                                                                       $10,866                   $9,430
                                                                       =======                   ======

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1998, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary.

     6.   Contingencies
          -------------

          On July 8, 1997, Dakota Systems, Inc., the minority general partner in the Sioux Falls Cellular Limited Partnership ("Sioux Falls"), and Splitrock Telecom Cooperative, Inc., Union Telephone Company, Sioux Valley Telephone Company and Baltic Cooperative Telephone Company, the limited partners in Sioux Falls (collectively, the minority general partner and the limited partners are referred to herein as "plaintiffs"), filed a lawsuit in the Circuit Court, County of Minnehaha, State of South Dakota, against CINC, the Company, and Sioux Falls. CINC is the general partner of Sioux Falls and a wholly-owned subsidiary of the Company. The lawsuit alleges, among other things, that the Merger triggers plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls under the Certificate and Agreement Establishing Sioux Falls Limited Partnership. The lawsuit seeks, among other things, a declaratory judgment concerning the terms of plaintiffs' alleged right of first refusal to purchase CINC's interest in Sioux Falls, a temporary and permanent injunction prohibiting the Merger until plaintiffs' rights are clarified, and damages. The lawsuit also seeks to enjoin a proposed sale of a telecommunications switch by Sioux Falls to the Company and to void certain amendments to the switch user agreements. The Company intends to defend the lawsuit vigorously if the plaintiffs elect to proceed with the litigation. However, on July 22, 1998, the plaintiffs executed a letter of intent to sell their interests. If consummated consistent with the terms of the letter of intent, the litigation will also be settled by the parties.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated an operating loss during the nine months ended June 30, 1998 as a result of certain nonrecurring expenses related to the Merger (see "Acquisitions and Sales"). However, the Company generated net income during the fiscal year ended September 30, 1997 and operating income during the year ended September 30, 1996 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the nine months ended June 30, 1998 and the fiscal years ended September 30, 1997 and 1996, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarters ended June 30, 1998 and 1997. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's wholly-owned financing subsidiary, Cellular Inc. Network Corporation ("CINC"), a wholly-owned subsidiary through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a wholly-owned subsidiary which provides paging services.

     Equity in net income of affiliates includes the Company's share of net income in the markets in which the Company's interest is 50% or less but 20% or greater. Eighteen markets were accounted for under the equity method for the quarters ended June 30, 1998 and 1997. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Eighteen markets were accounted for under the cost method for the quarters ended June 30, 1998 and 1997.

     Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At June 30, 1998, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

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

     The Company has begun the planning process to implement a Year 2000 compliance program which will be designed to ensure the Company's computer systems and applications will function properly beyond 1999. Such program includes both systems and applications operated by the Company's businesses as well as software licensed to or operated for third parties by CommNet. The Company believes that it will have the ability to allocate adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company has commenced testing on certain systems and applications and will continue to test the remainder of the systems and applications throughout the course of the Year 2000 program. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications, those licensed to or operated for third parties, or those operated by other parties to properly operate or manage dates beyond 1999.

     As of June 30, 1998, the Company has incurred costs of approximately $200,000 related to the upgrade of one of its significant systems to be Year 2000 compliant. The Company expects to incur an additional $400,000 during fiscal 1999 related to infrastructure and facilities enhancements necessary to prepare its remaining systems for the Year 2000, after which the Company expects that all of its major systems will be Year 2000 compliant, although there can be no assurance that this will be the case.

Results of Operations
---------------------

     Three Months Ended June 30, 1998 and 1997.  Cellular Operations.  Cellular
     -----------------------------------------   -------------------
service revenues, including in-roaming revenues, increased 13% from $37,071,000 for the quarter ended June 30, 1997 to $41,769,000 for the quarter ended June 30, 1998. The growth was due to the increase in the number of subscribers in consolidated markets. In-roaming revenues increased by 17%, or $1,640,000, from $9,400,000 for the quarter ended June 30, 1997 to $11,040,000 for the quarter ended June 30, 1998, due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further anticipated industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $58 for the quarter ended June 30, 1997 to $53 for the quarter ended June 30, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month decreased from $15 to $14, also reflecting declining prices to the consumer.

     Cost of cellular service decreased as a percentage of service revenues from 18% for the quarter ended June 30, 1997 to 12% for the quarter ended June 30, 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has recently completed negotiations for lower priced interconnect agreements. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service.

     Cellular equipment sales decreased 17% from $1,047,000 for the quarter ended June 30, 1997 to $872,000 for the quarter ended June 30, 1998, due to decreases in the sale of accessories. Cost of cellular equipment sales decreased 6% from $3,186,000 for the quarter ended June 30, 1997 to $2,979,000 for the quarter ended June 30, 1998 primarily due to lower per unit handset costs and the benefit of the Company's refurbishment program. Approximately $1,540,000 and $482,000 of the quarter ended June 30, 1998 cost of cellular equipment sales related to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company continues to subsidize use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 2% from $7,910,000 during the quarter ended June 30, 1997 to $8,068,000 during the quarter ended June 30, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing services, offset by a reduction of bad debt expense. General and administrative costs as a percentage of service revenues decreased from 21% for the quarter ended June 30, 1997 to 19% for the quarter ended June 30, 1998.

     Marketing and selling costs of cellular operations increased 23% from $5,509,000 for the quarter ended June 30, 1997 to $6,756,000 for the quarter ended June 30, 1998, primarily as a result of increased advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber remained unchanged at $228 for the quarters ended June 30, 1997 and 1998.

     Depreciation and amortization relating to cellular operations increased 26% from $5,117,000 for the quarter ended June 30, 1997 to $6,467,000 for the quarter ended June 30, 1998, primarily related to increased property and equipment in service.

     Paging Operations
     -----------------

     Paging service revenues were $93,000 for the quarter ended June 30, 1998. Revenue producing activities commenced during fiscal 1998. Revenues are expected to increase in the future as paging subscribers increase.

     Paging costs and expenses increased 130% from $426,000 for the quarter ended June 30, 1997 to $979,000 for the quarter ended June 30, 1998. This increase is due to the introduction of commercial paging operations during fiscal 1998. Costs and expenses are expected to increase in the future as paging operations expand, but at a slower rate than revenue increases.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the quarter ended June 30, 1997 were $904,000, which represented gross expenses of $2,552,000 less amounts allocated to nonconsolidated affiliates of $1,648,000. Corporate costs and expenses for the quarter ended June 30, 1998 were $10,175,000, which represented gross expenses of $12,487,000 less amounts allocated to nonconsolidated affiliates of $2,312,000. Excluding nonrecurring costs related to changes to options, corporate costs and expenses were $(163,000). The decrease is due primarily to decreased depreciation related to certain corporate assets.

     During the third fiscal quarter of 1998, the Company and certain option holders negotiated certain changes to the terms of option agreements affecting most, but not all of the outstanding options. The expiration date of options was extended from ten years after date of grant to February 5, 2008. However, any appreciation in the value of an option due to increases in the value of Common Stock over $36 per share (the value of a share of Common Stock on February 10, 1998, the date of the Merger) became subjected to vesting over six years, with a limit on vesting of 75% of such appreciation until a liquidation event as defined in the replacement stock option agreements. In addition, the number of options and exercise prices were reduced such that the value of unexercised options on February 10, 1998 remained constant and the number of shares subject to all options held by participants bore the same relationship to the total number of shares of common stock outstanding on a fully-diluted basis after the Merger. These changes created a new measurement date for options in a transaction not involving cash, resulting in recognition of $12,652,000 of compensation recorded as capital in excess of par value and $10,338,000 recorded in the current fiscal quarter as compensation expense. The excess $2,314,000 of compensation contributed has been recorded as a deferred charge and will be recognized as compensation expense ratably over the vesting period.

     Equity in net income of affiliates for the quarter ended June 30, 1998 was $897,000 compared to equity in net loss of affiliates of $2,652,000 for the quarter ended June 30, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in the current period. TVX, Inc. operations ceased in the third fiscal quarter of 1997.

     Amortization of deferred costs increased 264% from $280,000 for the quarter ended June 30, 1997, to $1,019,000 for the quarter ended June 30, 1998, as a result of increased deferred costs associated with the Merger.

     Interest expense increased 105% from $7,389,000 for the quarter ended June 30, 1997 to $15,121,000 for the quarter ended June 30, 1998 due to higher secured bank financing under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased from $5,439,000 during the quarter ended June 30, 1997 to $15,597,000 during the quarter ended June 30, 1998.

     Interest income decreased 14% from $1,538,000 for the quarter ended June 30, 1997 to $1,322,000 for the quarter ended June 30, 1998. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

     Nine Months Ended June 30, 1998 and 1997.  Cellular Operations.  Cellular
     ----------------------------------------   -------------------
service revenues, including in-roaming revenues, increased 12% from $101,753,000 for the nine months ended June 30, 1997 to $114,137,000 for the nine months ended June 30, 1998. The growth was due to the increase in the number of subscribers in consolidated markets offset by lower revenues per subscriber. In-roaming revenues increased by 22%, or $5,354,000, from $24,244,000 for the nine months ended June 30, 1997 to $29,598,000 for the nine months ended June 30, 1998, due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $57 for the nine months ended June 30, 1997 to $51 for the nine months ended June 30, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month decreased from $14 to $13, also reflecting declining prices to consumer.

     Cost of cellular service decreased as a percentage of service revenues from 19% for the nine months ended June 30, 1997 to 14% for the nine months ended June 30, 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has recently completed negotiations for lower priced interconnect agreements. The Company expects cost of cellular service to continue to decline as a percentage of service revenues as revenues continue to outpace the fixed components of cost of service.

     Equipment sales decreased 18% from $2,595,000 for the nine months ended June 30, 1997 to $2,129,000 for the nine months ended June 30, 1998, due to decreases in the sale of accessories. Cost of equipment sales increased 15% from $9,430,000 for the nine months ended June 30, 1997 to $10,866,000 for the nine months ended June 30, 1998. Approximately $4,978,000 and $2,377,000 of the nine months ended June 30, 1998 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 15% from $21,759,000 during the nine months ended June 30, 1997 to $24,979,000 during the nine months ended June 30, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing services and unusual consulting expenses, offset by a reduction of bad debt expense. General and administrative costs as a percentage of service revenues increased from 21% for the nine months ended June 30, 1997 to 22% for the nine months ended June 30, 1998.

     Marketing and selling costs of cellular operations increased 16% from $17,263,000 for the nine months ended June 30, 1997 to $20,026,000 for the nine months ended June 30, 1998, primarily as a result of increases in advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber decreased 3% from $231 for the nine months ended June 30, 1997 to $224 for the nine months ended June 30, 1998.

     Depreciation and amortization relating to cellular operations increased 19% from $15,008,000 for the nine months ended June 30, 1997 to $17,821,000 for the nine months ended June 30, 1998, primarily related to increased property and equipment in service.

     Paging Operations
     -----------------

     Paging service revenues were $311,000 for the nine months ended June 30, 1998. Revenue producing activities commenced during fiscal 1998. Revenues are expected to increase in the future as paging subscribers increase.

     Paging costs and expenses increased 110% from $1,421,000 for the nine months ended June 30, 1997 to $2,987,000 for the nine months ended June 30, 1998. This increase is due to the introduction of commercial paging operations during fiscal 1998. Costs and expenses are expected to increase in the future as paging operations expand, but at a slower rate than revenue increases.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the nine months ended June 30, 1997 were $1,628,000, which represented gross expenses of $6,279,000 less amounts allocated to nonconsolidated affiliates of $4,651,000. Corporate costs and expenses for the nine months ended June 30, 1998 were $24,476,000, which represented gross expenses of $31,286,000 less amounts allocated to nonconsolidated affiliates of $6,810,000. Excluding nonrecurring transaction costs related to the cash settlement of stock options associated with the Merger of $13,400,000 and the establishment of a new measurement date for remaining options requiring recognition of an additional $10,338,000 of compensation expense, corporate costs and expenses were $738,000. The decrease is due primarily to certain corporate costs which were incurred in the third fiscal quarter of 1997 which did not recur in 1998. These costs were not allocated to affiliates.

     During the third fiscal quarter of 1998, the Company and certain option holders negotiated certain changes to the terms of option agreements affecting most, but not all of the outstanding options. The expiration date of options was extended from ten years after date of grant to February 5, 2008. However, any appreciation in the value of an option due to increases in the value of Common Stock over $36 per share (the value of a share of Common Stock on February 10, 1998, the date of the Merger) became subjected to vesting over six years, with a limit on vesting of 75% of such appreciation until a liquidation event as defined in the replacement stock option agreements. In addition, the number of options and exercise prices were reduced such that the value of unexercised options on February 10, 1998 remained constant and the number of shares subject to all options held by participants bore the same relationship to the total number of shares of common stock outstanding on a fully-diluted basis after the Merger. These changes created a new measurement date for options in a transaction not involving cash, resulting in recognition of $12,652,000 of compensation recorded as capital in excess of par value and $10,338,000 recorded in the current fiscal quarter as compensation expense. The excess $2,314,000 of compensation contributed has been recorded as a deferred charge and will be recognized as compensation expense ratably over the vesting period.

     Equity in net income of affiliates for the nine months ended June 30, 1998 was $2,700,000 compared to equity in net loss of $4,584,000 for the nine months ending June 30, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in the current period. TVX, Inc. operations ceased in the third fiscal quarter of 1997.

     Amortization of deferred costs increased 157% from $796,000 for the quarter ended June 30, 1997 to $2,043,000 for the quarter ended June 30, 1998, as a result of increased deferred costs associated with the Merger.

     Interest expense increased 53% from $22,064,000 for the nine months ended June 30, 1997 to $33,858,000 for the nine months ended June 30, 1998 due to higher secured bank financing under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased from $12,013,000 during the nine months ended June 30, 1997 to $26,920,000 during the nine months ended June 30, 1998.

     Interest income decreased 24% from $5,121,000 for the nine months ended June 30, 1997 to $3,888,000 for the nine months ended June 30, 1998. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower cash advances.

The Merger
----------

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

Changes in Financial Condition
------------------------------

     Net cash used by operating activities was $4,081,000 during the nine months ended June 30, 1998. This was due to cash provided in generating the net loss after adjustments to reconcile net cash provided by operating activities of $3,391,000 and by cash used to fund changes in working capital of $7,472,000.

     Net cash used by investing activities was $11,147,000 for the nine months ended June 30, 1998. This was due primarily to $21,590,000 required to fund the purchase of property and equipment and investment in cellular system equipment, offset by a decrease of $10,128,000 to investments in and advances to affiliates.

     Net cash provided by financing activities was $18,324,000 for the nine months ended June 30, 1998. This was primarily due to net increases as a result of the merger of $21,506,000, offset by distributions to minority interests of $3,043,000.

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

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down $680,000,000 under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. Advances made under to Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from 1.25% to 2.50% over prime for variable rate loans or 2.25% to 3.50% over LIBOR for fixed rate loans to August 1998. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

     All obligations of CIFC are guaranteed by the Company and its wholly-owned subsidiaries under the Chase Credit Agreement and the guarantees will be secured by a first priority security interest in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement is secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

     In addition to the liquidity provided by the Chase Credit Agreement, at June 30, 1998, the Company, on a consolidated basis, had available $17,228,000 of cash and cash equivalents. The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the nine months ended June 30, 1998 was $18,891,000. These expenditures were primarily for 16 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for the remainder of fiscal year 1998 to be $11,300,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     At June 30, 1998, the Company's near-term debt service requirements consisted primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its cash interest expense for the remainder of fiscal year 1998 under the Chase Credit Agreement will be $15,844,000. Additional borrowings under the Chase Credit Agreement may be required if existing cash balances and cash from operating activities is not sufficient to fund cash interest expense or capital requirements.

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

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,634,000 net Company pops in 82 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,308,000 pops and 10 MSA markets having a total of 1,323,000 pops, of which the Company's interests represent 2,941,000 net Company pops and 693,000 net Company pops, respectively. The Company currently manages 56 of the 82 markets in which it holds an interest and owns a greater than 50% interest in 46 of its 56 managed markets. As of June 30, 1998, the Company and CIFC had net advances of $228,364,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $191,663,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $6,510,000. The assets of the affiliates in which the Company has investments or advances represent 4,351,000 pops, which include 3,634,000 net Company pops and 707,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $36,701,000. Pops refers to the estimated population of a market as initially licensed by the Federal Communications Commission ("FCC"). Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,240,000 total pops and 3,275,000 net Company pops. As of June 30, 1998, the RSA and MSA managed markets had 243,562 and 76,914 subscribers, respectively.

     Information regarding the Company's net interest in each cellular licensee and the market subject to such license, as of May 8, 1998, is summarized in the following table.

                                              Net Company
MSA or                                        Interest in        1997                Net Company
RSA Code (1)    State                         Licensee (2)    Population (3)(6)        Pops (4)
 ----------------------------------------------------------------------------------------------------
MSAs:
141             Minnesota                     16.34%          239,000                   39,053
185             Indiana                       16.67%          170,432                   28,411
241*(5)         Colorado                      73.99%          133,797                   98,996
253*(5)         Iowa                          74.50%          122,629                   91,359
267*(5)         South Dakota                  51.00%          142,073                   72,457
268*(5)         Montana                       91.63%          129,371                  118,543
279             Maine                         11.11%          100,699                   11,187
289*(5)         South Dakota                 100.00%          110,926                  110,926
297*(5)         Montana                       91.63%           81,841                   74,991
298*(5)         North Dakota                  51.00%           91,892                   46,865
                                                            ---------                  -------
Total MSA                                                   1,322,660                  692,788

RSAs:
348*            Colorado                      10.00%           48,034                    4,803
349*(5)         Colorado                      61.75%           64,939                   40,100
351*(5)         Colorado                      61.75%           82,787                   51,121
352*(5)         Colorado                      66.00%           34,077                   22,491
353*(5)         Colorado                     100.00%           76,728                   76,728
354*(5)         Colorado (B1)                 69.40%           49,933                   34,654
355*            Colorado                      49.00%           46,379                   22,726
356*            Colorado (B1)                 49.00%           26,314                   12,894

                                                Net Company
MSA or                                          Interest in         1997                   Net Company
RSA Code (1)     State                          Licensee (2)     Population (3)(6)           Pops (4)
 ------------------------------------------------------------------------------------------------------
389             Idaho                           50.00%           73,842                   36,921
390             Idaho                           33.33%           18,125                    6,041
392*(5)         Idaho (B1)                     100.00%          144,672                  144,672
393*(5)         Idaho                           91.64%          297,881                  272,978
415             Iowa                            10.11%          154,760                   15,652
416 (5)         Iowa                            78.57%          109,072                   85,698
417*(5)         Iowa                           100.00%          156,442                  156,442
419*            Iowa                            44.92%           54,811                   24,620
420*(5)         Iowa                           100.00%           63,038                   63,038
424*            Iowa                            50.00%           66,643                   33,322
425*            Iowa                            13.28%          107,212                   14,242
426*            Iowa                            49.14%           83,090                   40,829
427*            Iowa                            49.17%          103,306                   50,792
428             Kansas                           3.07%           27,513                      845
429             Kansas                           3.07%           29,973                      920
430             Kansas                           3.07%           52,545                    1,613
431             Kansas                           3.07%          128,468                    3,944
432             Kansas                           3.07%           31,004                      952
433             Kansas                           3.07%           19,562                      601
434             Kansas                           3.07%           79,286                    2,434
435             Kansas                           3.07%          129,430                    3,974
436             Kansas                           3.07%           58,370                    1,792
437             Kansas                           3.07%          110,812                    3,402
438             Kansas                           3.07%           85,778                    2,633
439             Kansas                           3.07%           44,526                    1,367
440             Kansas                           3.07%           29,155                      895
441             Kansas                           3.07%          173,882                    5,338
442             Kansas                           3.07%          154,003                    4,728
512             Missouri (B1)                   14.70%           56,472                    8,301
523*(5)         Montana (B1)                    91.63%           73,970                   67,779
523*(5)         Montana (B2)                    91.63%           82,182                   75,303
524*(5)         Montana (B1)                    91.63%           34,545                   31,654
526*(5)         Montana (B1)                    91.63%           21,515                   19,714
527*(5)         Montana                         91.63%          196,077                  179,665
528*(5)         Montana                         91.63%           65,707                   60,207
529*(5)         Montana                         91.63%           30,778                   28,202
530*(5)         Montana                         91.63%           96,342                   88,278
531*(5)         Montana                         91.63%           33,489                   30,686
532*(5)         Montana                         91.63%           20,200                   18,509
553*(5)         New Mexico (B2)                 58.36%          117,311                   68,463
555             New Mexico                      12.25%           95,782                   11,733
557             New Mexico                      16.33%           62,594                   10,223
580*(5)         North Dakota                    53.36%          105,094                   56,077
581*            North Dakota                    49.00%           59,961                   29,381
582             North Dakota                    41.45%           89,668                   37,167
583*            North Dakota                    49.00%           63,835                   31,279
584*(5)         North Dakota                    61.75%           47,887                   29,570
634*(5)         South Dakota                   100.00%           37,254                   37,254
635*(5)         South Dakota                   100.00%           22,896                   22,896
636*(5)         South Dakota                   100.00%           53,417                   53,417


                                               Net Company
 MSA or                                   Interest in              1997            Net Company
 RSA Code (1)             State             Licensee (2)        Population (3)(6)  Pops (4)
 --------------------------------------------------------------------------------------------------------
638*(5)         South Dakota (B1)                100.00%           17,205                   17,205
638*(5)         South Dakota (B2)                100.00%            9,398                    9,398
639*(5)         South Dakota (B1)                100.00%           37,306                   37,306
639*(5)         South Dakota (B2)                100.00%            3,237                    3,237
640*(5)         South Dakota                      64.49%           66,512                   42,894
641*(5)         South Dakota                      61.13%           73,699                   45,052
642*            South Dakota                      49.00%           99,179                   48,598
675*(5)         Utah                             100.00%           58,396                   58,396
676*(5)         Utah                             100.00%          116,678                  116,678
677*(5)         Utah (B3)                        100.00%           39,326                   39,326
678*(5)         Utah                              80.00%           27,392                   21,914
718*(5)         Wyoming                           66.00%           50,754                   33,498
719*(5)         Wyoming                          100.00%           78,004                   78,004
720*(5)         Wyoming                          100.00%          147,806                  147,806
                                                                ---------                ---------
Total RSA                                                       5,308,260                2,941,272
                                                                ---------                ---------
Total MSA and RSA                                               6,630,920                3,634,060
                                                                =========                =========

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the Demographics On-Call 1996 population estimates.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1997 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6) Represents population within the market area initially licensed by the FCC. The number of pops which are covered by radio signal in a market is expected to be marginally lower than the market's total pops on a going-forward basis.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                     Number of
                     Operating             Estimated Population                             Number of
                     Systems               of Operating Systems                            Subscribers
                  ------------- -----------------------------------------------      -----------------------------------  Subscriber

                  Total MSA RSA   Total               MSA              RSA              Total         MSA           RSA     Growth
                  ----- --- --- ---------         -----------      ------------      ----------     --------     -------   -------

Sept 30, 1987      0    0     0         0               0                  0                0            0           0
Sept 30, 1988      4    4     0   504,529         504,529 (1)              0              424          424           0
Sept 30, 1989      4    4     0   500,804         500,804 (2)              0            1,362        1,362           0       221.23%

Sept 30, 1990     18    4    14 1,687,481         500,804 (2)      1,186,677 (2)        6,444        3,513         2,931     373.13%

Sept 30, 1991     49    5    44 3,509,779         566,722 (3)      2,943,057 (3)       17,952        6,387        11,565     178.58%

Sept 30, 1992     49    5    44 3,509,779         566,722 (3)      2,943,057 (3)       35,884       11,119        24,765      99.89%

Sept 30, 1993     50    6    44 3,665,758         644,526 (4)      3,021,232 (4)       60,381       17,898        42,483      68.27%

Sept 30, 1994     55    7    48 3,906 063         771,660 (5)      3,134,403 (5)       99,002       30,711        68,291      63.96%

Sept 30, 1995     56    7    49 4,220,975         785,866 (6)      3,435,109 (6)      151,482       42,401       109,081      53.01%

Sept 30, 1996     55    7    48 4,105,119         792,913 (7)      3,312,206 (7)      211,278       55,896       155,382      39.47%

Sept 30, 1997     56    7    49 4,161,460         800,187 (8)      3,361,273 (8)      274,745       68,579       206,166      30.04%

Dec 31, 1997      56    7    49 4,161,460         800,187 (8)      3,361,273 (8)      289,841       71,293       218,548       5.49%

Mar 31, 1998      56    7    49 4,161,460         800,187 (8)      3,361,273 (8)      307,109       74,952       232,157       5.96%

June 30, 1998     56    7    49 4,239,524         812,529 (9)      3,426,995 (9)      320,476       76,914       243,562       4.35%

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Derived from 1996 Demographics On-Call population estimates.
(9)  Derived from 1997 Information Decision Systems population estimates.

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

                                                                   Nine Months ended June 30,
                                  ----------------------------------------------------------------------------------------
                                        1998        1997        1998            1997            1998            1997
                                  ----------------------------------------------------------------------------------------
                                          Combined (1)        Financed Proportionate (2)       Company Proportionate (3)
                                  ------------------------    --------------------------     -----------------------------
MANAGED MARKETS
Revenues:
 Cellular service                     $101,469    $ 91,466    $ 91,379            $ 84,887    $ 76,156            $ 69,323
 In-roaming                             34,737      28,414      31,247              26,292      26,745              21,876
 Equipment sales                         2,450       2,803       2,221               2,615       1,911               2,273
                                      --------    --------    --------            --------    --------            --------
   Total revenues                      138,656     122,683     124,847             113,794     104,812              93,472
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              18,354      21,829      16,871              20,558      14,060              17,031
   Equipment sales                      12,661      10,515      11,438               9,726       9,692               8,323
 General and administrative (4)         29,975      26,103      52,907 (5)          24,190      47,337 (5)          19,799
 Marketing and selling                  23,549      20,989      21,444              19,522      17,652              15,813
   Total cash costs and               --------    --------    --------            --------    --------            --------
     expenses
                                        84,539      79,436     102,660              73,996      88,741              60,966
                                      --------    --------    --------            --------    --------            --------
EBITDA                                $ 54,117    $ 43,247    $ 22,187            $ 39,798    $ 16,071            $ 32,506
                                      ========    ========    ========            ========    ========            ========

Capital expenditures                  $ 18,891    $ 29,276    $ 15,972            $ 27,491    $ 13,314            $ 24,271

Subscriber count                       320,476     257,273     281,603             233,333     227,482             191,499
Total markets                               56          56          56                  56          56                  56

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)             $ 95,452    $ 90,875    $ 15,147            $ 13,959    $ 10,914            $ 10,338
 Equipment sales                         6,215       5,584         530                 518         421                 416
                                      --------    --------    --------            --------    --------            --------
   Total revenues                      101,667      96,459      15,677              14,477      11,335              10,754
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                     21,036      19,671       3,169               3,287       2,242               2,466
   Equipment sales                       9,427       7,290         793                 914         604                 686
 General and administrative             19,593      18,950       3,502               3,259       2,412               2,299
 Marketing and selling                  16,233      19,614       3,046               3,058       2,368               2,397
                                      --------    --------    --------            --------    --------            --------
   Total cash costs
     and expenses                       66,289      65,525      10,510              10,518       7,626               7,848
                                      --------    --------    --------            --------    --------            --------
EBITDA                                $ 35,378    $ 30,934    $  5,167            $  3,959    $  3,709            $  2,906
                                      ========    ========    ========            ========    ========            ========

Capital expenditures                  $ 11,338    $ 13,267    $  1,420            $  1,772    $  1,167            $  1,127

Subscriber count                       225,024     189,208      36,429              29,465      26,683              21,801
Total markets                               26          26          26                  26          26                  26

                                                                                   Nine Months ended June 30,
                                                                                   --------------------------
                                                                                        1998          1997
                                                                                   ------------  ------------

Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                        $ 19,780      $ 35,412
Proportionate depreciation and amortization                                         (17,182)      (13,074)
Proportionate interest expense                                                      (10,250)       (7,527)
Equity in nonlicensee affiliates                                                     (1,004)       (7,009)
Minority interests                                                                      879         1,781
Intercompany interest                                                                 9,685         6,710
Amortization of license costs not owned by affiliates                                (1,528)       (2,011)
Unallocated corporate expenses                                                       (4,461)       (2,424)
Gain on sales of affiliates                                                               -           349
Interest expense (net) and other                                                    (29,181)      (17,123)
Merger costs                                                                        (33,500)            -
                                                                                   --------      --------

Consolidated net loss                                                              $(66,762)     $ (4,916)
                                                                                   ========      ========

_______________
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.
(4)  Includes corporate costs and expenses for Financed and Company
     Proportionate.
(5)  Includes $23,738,000 of transaction costs related to the Merger.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMNET CELLULAR INC. (Registrant)



Date:  August 14, 1998                  By:  /s/Daniel P. Dwyer
                                             ------------------
                                                Daniel P. Dwyer
                                                Executive Vice
                                                President, Treasurer &
                                                Chief Financial Officer



Date:  August 14, 1998                  By:  /s/Andrew J. Gardner
                                             --------------------
                                                Andrew J. Gardner
                                                Senior Vice President
                                                and Controller
                                                (Principal Accounting Officer)