Form 10-Q/A
period 1998-06-30
COMMNET CELLULAR INC
filed 1998-09-21
CIK 787912

                               FORM 10-Q/A No.1
                                         -------
                                _______________

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

                                                            Nine Months ended June 30,
                                  -------------------------------------------------------------------------------
                                        1998        1997        1998        1997          1998       1997
                                  -------------------------- -------------------------- -------------------------
                                          Combined (1)       Financed Proportionate (2) Company Proportionate (3)
                                  -------------------------- -------------------------- -------------------------
MANAGED MARKETS
Revenues:
 Cellular service                     $101,469    $ 91,466    $ 91,379    $ 84,887    $ 76,156    $ 69,323
 In-roaming                             34,737      28,414      31,247      26,292      26,745      21,876
 Equipment sales                         2,450       2,803       2,221       2,615       1,911       2,273
                                      --------    --------    --------    --------    --------    --------
   Total revenues                      138,656     122,683     124,847     113,794     104,812      93,472
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              18,354      21,829      16,871      20,558      14,060      17,031
   Equipment sales                      12,661      10,515      11,438       9,726       9,692       8,323
 General and administrative (4)         29,975      26,103      52,907 (5)  24,190      47,337 (5)  19,799
 Marketing and selling                  23,549      20,989      21,444      19,522      17,652      15,813
   Total cash costs and               --------    --------    --------    --------    --------    --------
     expenses                           84,539      79,436     102,660      73,996      88,741      60,966
                                      --------    --------    --------    --------    --------    --------
EBITDA                                $ 54,117    $ 43,247    $ 22,187    $ 39,798    $ 16,071    $ 32,506
                                      ========    ========    ========    ========    ========    ========

Capital expenditures                  $ 18,891    $ 29,276    $ 15,972    $ 27,491    $ 13,314    $ 24,271

Subscriber count                       320,476     257,273     287,417     233,333     237,429     191,499
                                                              --------                --------
Total markets                               56          56          56          56          56          56

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)             $ 95,452    $ 90,875    $ 15,147    $ 13,959    $ 10,914    $ 10,338
 Equipment sales                         6,215       5,584         530         518         421         416
                                      --------    --------    --------    --------    --------    --------
   Total revenues                      101,667      96,459      15,677      14,477      11,335      10,754
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                     21,036      19,671       3,169       3,287       2,242       2,466
   Equipment sales                       9,427       7,290         793         914         604         686
 General and administrative             19,593      18,950       3,502       3,259       2,412       2,299
 Marketing and selling                  16,233      19,614       3,046       3,058       2,368       2,397
                                      --------    --------    --------    --------    --------    --------
   Total cash costs
     and expenses                       66,289      65,525      10,510      10,518       7,626       7,848
                                      --------    --------    --------    --------    --------    --------
EBITDA                                $ 35,378    $ 30,934    $  5,167    $  3,959    $  3,709    $  2,906
                                      ========    ========    ========    ========    ========    ========

Capital expenditures                  $ 11,338    $ 13,267    $  1,420    $  1,772    $  1,167    $  1,127

Subscriber count                       225,024     189,208      36,429      29,465      26,683      21,801
Total markets                               26          26          26          26          26          26

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMNET CELLULAR INC. (Registrant)



Date:  September 21, 1998       By:  /s/Daniel P. Dwyer
                                     ---------------------------------------
                                     Daniel P. Dwyer
                                     Executive Vice President, Treasurer &
                                     Chief Financial Officer



Date:  September 21, 1998       By:  /s/Andrew J. Gardner
                                     ---------------------------------------
                                     Andrew J. Gardner
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)