Form 10-K405
period 1998-09-30
COMMNET CELLULAR INC
filed 1998-12-29
CIK 787912

                                   FORM 10-K
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended:  September 30, 1998
                                ------------------

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
                                (Title of Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 14, 1998 was $38,105,760.

     The number of shares of the registrant's common stock outstanding as of December 14, 1998 was 22,662,985.

                                    PART I


Item 1.  Business.

(a)  General Development of Business.
     -------------------------------

     CommNet Cellular Inc. was organized under the laws of Colorado in 1983. Cellular, Inc. Financial Corporation ("CIFC") subsequently was organized to provide financing to affiliates of the Company. Cellular Inc. Network Corporation ("CINC") and CommNet Cellular License Holding LLC ("CCLHLLC") subsequently were organized to acquire and hold interests in cellular licenses. CommNet Paging Inc. ("CPI") subsequently was organized to provide paging services. CINC and CPI are wholly-owned subsidiaries of CommNet Cellular Inc. CIFC is a wholly-owned subsidiary of CINC and CCLHLLC is a wholly-owned subsidiary of CIFC. Unless the context indicates otherwise, the "Company" refers to CommNet Cellular Inc. and its consolidated subsidiaries.

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

     As used herein, the term "RSA" means the Cellular Geographic Service Area ("CGSA") within a Rural Service Area, as defined by the Federal Communication Commission ("FCC") for which CommNet Cellular Inc. or its affiliates hold the cellular telephone license issued by the FCC ("the cellular license"), and the term "MSA" means the CGSA within a Metropolitan Statistical Area, as defined by the FCC for which the Company or its affiliates hold the cellular license. As used herein, "pops" means the estimated total 1998 population of an MSA or RSA CGSA, based upon Information Decision Systems population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in an entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market," and a market served by a cellular telephone system that is managed, directly or indirectly, by the Company is referred to herein as a "managed market." The radio signal from the Company's managed systems covers virtually all of the pops within the managed markets. The number of pops does not represent the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

     The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,881,000 net Company pops in 83 markets located in 14 states. These markets consist of 72 RSA markets having a total of 5,268,000 pops and 11 MSA markets having a total of 1,626,000 pops, of which the Company's interests represent 3,075,000 net Company pops and 806,000 net Company pops, respectively. Systems in which the Company holds an interest constitute one of the largest geographic collection of contiguous cellular markets in the United States.

     The Company was formed to acquire cellular interests through participation in the licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which originally were owned at least 51% by one or more independent telephone companies ("telcos") and no more than 49% by the

Company. See "-- Federal Regulation." In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock to the telcos and agreed to provide financing to the affiliates. The Company subsequently purchased additional interests in many of such affiliates, as well as in additional cellular properties. The Company currently manages 56 of the 83 markets in which it holds an interest and owns a greater than 50% interest in 49 of its 56 managed markets. The Company provides capital and financing to entities holding interests representing approximately 4,602,000 pops, of which 3,881,000 are included in net Company pops and 721,000 are attributable to parties other than the Company.

     Since completion of the licensing process, the Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,296,000 pops and 3,515,000 net Company pops. As of September 30, 1998, the RSA and MSA managed markets had 256,349 and 79,532 subscribers, respectively. The Company expanded radio signal coverage with construction of 34 new cell sites in fiscal year 1998.

     The Company believes that certain demographic characteristics of the rural marketplace should further facilitate commercial exploitation of the network. As compared to urban residents, rural residents travel greater distances by personal vehicle and have access to fewer public telephones along drive routes. The Company believes that these factors will sustain demand for mobile telecommunication service in the rural marketplace. These same factors produce "roaming" revenues that are higher as a percentage of total revenues than would likely be the case in more densely populated urban areas. In-roaming revenues tend to produce higher margins because roaming calls on average are priced at higher rates than local calls and because there are no associated sales commission costs. Future in-roaming revenue growth will be contingent upon the Company's ability to attract and serve customers of new wireless companies, not necessarily in markets owned or operated by the Company in rural areas, but in densely populated adjacent markets where there may be as many as eight wireless providers, including possibly six PCS operators. See "--Network Construction and Operations."

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

     In addition, on February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11 3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11 1/4% Subordinated Notes, and repaid the entire amount of indebtedness under the CoBank Credit Agreement. The Merger, debt repayment, and payment of certain costs and expenses of the Merger were funded through borrowings under a new $760,000,000 senior bank credit facility with the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders (the "Chase Credit Agreement").

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

(c)  Narrative Description of Business.
     ---------------------------------

     The Company's Operations
     ------------------------

     General.  Information regarding the Company's net ownership interests in
     -------
each cellular licensee and the market subject to such license as of December 14, 1998 is summarized in the following table.


                                                Net Company
    MSA or                                      Interest in              1998                  Net Company
 RSA Code (1)              State                Licensee (2)        Population (3)(6)            Pops (4)
---------------    ----------------------    -----------------    --------------------        ----------------
MSAs:
152                Portland, ME                   11.11%                  284,147                  31,566
167                Duluth, MN-WI                  16.34%                  240,234                  39,254
206                Terra Haute, IN                16.67%                  170,755                  28,465
241*(5)            Pueblo, CO                     73.99%                  133,797                  98,996
253*(5)            Sioux City, IA                 74.50%                  136,731                 101,865
267*(5)            Sioux Falls, SD               100.00% (7)              142,073                 142,073
268*(5)            Billings, MT                   91.63%                  129,371                 118,543
283                Lewiston-Auburn, ME            11.11%                  103,721                  11,523
289*(5)            Rapid City, SD                100.00%                  110,926                 110,926
297*(5)            Great Falls, MT                91.63%                   82,324                  75,433
298*(5)            Bismarck, ND                   51.00%                   91,892                  46,865
                                                                        ---------               ---------
Total MSA                                                               1,625,971                 805,509


RSAs:
348*               Colorado                      100.00%                   48,029                  48,029
349*(5)            Colorado                       61.75%                   66,939                  41,335
351*(5)            Colorado                       61.75%                   78,325                  48,366
352*(5)            Colorado                       66.00%                   36,101                  23,827
353*(5)            Colorado                      100.00%                   76,122                  76,122
354*(5)            Colorado (B1)                  69.40%                   49,823                  34,577
355*               Colorado                       49.00%                   46,379                  22,726
356*               Colorado (B1)                  49.00%                   25,782                  12,633
389                Idaho                          50.00%                   71,284                  35,642
390                Idaho                          33.33%                   17,602                   5,867
392*(5)            Idaho (B1)                    100.00%                  144,267                 144,267
393*(5)            Idaho                          91.64%                  300,443                 275,326
415                Iowa                           10.11%                  155,178                  15,688
416 (5)            Iowa                           78.57%                  109,023                  85,659
417*(5)            Iowa                          100.00%                  156,442                 156,442
419*               Iowa                           44.92%                   54,811                  24,621
420*(5)            Iowa                          100.00%                   63,038                  63,038
424*               Iowa                           50.00%                   66,643                  33,322
425*               Iowa                           13.28%                  110,868                  14,723

                                                 Net Company
    MSA or                                       Interest in                 1998                 Net Company
 RSA Code (1)               State               Licensee (2)          Population (3)(6)            Pops (4)
---------------    ----------------------    -----------------    --------------------        ----------------
426*               Iowa                            49.14%                 83,090                    40,830
427*               Iowa                            49.17%                102,942                    50,617
428                Kansas                           4.11%                 27,741                     1,140
429                Kansas                           4.11%                 30,523                     1,254
430                Kansas                           4.11%                 53,026                     2,179
431                Kansas                           4.11%                137,928                     5,669
432                Kansas                           4.11%                 32,861                     1,351
433                Kansas                           4.11%                 20,123                       827
434                Kansas                           4.11%                 80,524                     3,310
435                Kansas                           4.11%                131,254                     5,395
436                Kansas                           4.11%                 58,858                     2,419
437                Kansas                           4.11%                109,008                     4,480
438                Kansas                           4.11%                 84,143                     3,458
439                Kansas                           4.11%                 43,831                     1,801
440                Kansas                           4.11%                 29,677                     1,220
441                Kansas                           4.11%                175,260                     7,203
442                Kansas                           4.11%                155,007                     6,371
512                Missouri (B1)                   14.70%                 35,343                     5,195
523*(5)            Montana (B1)                    91.63%                 66,810                    61,218
523*(5)            Montana (B2)                    91.63%                 82,182                    75,303
524*(5)            Montana (B1)                    91.63%                 32,203                    29,508
526*(5)            Montana (B1)                    91.63%                  9,897                     9,069
527*(5)            Montana                         91.63%                196,567                   180,114
528*(5)            Montana                         91.63%                 65,707                    60,207
529*(5)            Montana                         91.63%                 23,502                    21,535
530*(5)            Montana                         91.63%                 91,862                    84,173
531*(5)            Montana                         91.63%                 35,676                    32,690
532*(5)            Montana                         91.63%                 13,526                    12,394
553*(5)            New Mexico (B2)                 58.36%                117,311                    68,463
555                New Mexico                      12.25%                 89,939                    11,018
557                New Mexico                      16.33%                 59,835                     9,771
580*(5)            North Dakota                    53.36%                105,910                    56,514
581*(5)            North Dakota                    66.00%                 59,961                    39,011
582                North Dakota                    41.45%                 90,709                    37,599
583*               North Dakota                    49.00%                 58,607                    28,717
584*(5)            North Dakota                    61.75%                 46,240                    28,553
634*(5)            South Dakota                   100.00%                 33,484                    33,484
635*(5)            South Dakota                   100.00%                 18,830                    18,830
636*(5)            South Dakota                   100.00%                 53,417                    53,417
638*(5)            South Dakota (B1)              100.00%                 17,205                    17,205
638*(5)            South Dakota (B2)              100.00%                 15,882                    15,882
639*(5)            South Dakota (B1)              100.00%                 46,573                    46,573
639*(5)            South Dakota (B2)              100.00%                  1,511                     1,511
640*(5)            South Dakota                    88.16% (8)             60,553                    53,384
641*(5)            South Dakota                   100.00% (7)             79,882                    79,882
642*(5)            South Dakota                   100.00% (7)            104,802                   104,802
675*(5)            Utah                           100.00%                 59,833                    59,833
676*(5)            Utah                           100.00%                116,678                   116,678
677*(5)            Utah (B3)                      100.00%                 41,233                    41,233

                                                Net Company
    MSA or                                      Interest in               1998              Net Company
 RSA Code (1)              State                Licensee (2)        Population (3)(6)        Pops (4)
---------------    ----------------------    -----------------    --------------------    ----------------
678*(5)            Utah                           80.00%                 27,499                21,999
718*(5)            Wyoming                        66.00%                 52,841                34,875
719*(5)            Wyoming                       100.00%                 76,569                76,569
720*(5)            Wyoming                       100.00%                146,254               146,254
                                                                      ---------             ---------
Total RSA                                                             5,267,728             3,075,197
                                                                      ---------             ---------
Total MSA and RSA                                                     6,893,699             3,880,706
                                                                      =========             =========

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3) Derived from the 1998 Information Decision Systems database for markets managed by the Company, and other sources for markets not managed by the Company.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1998 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6)  Represents population within the CGSA.
(7) CINC purchased interests owned by other persons resulting in the Company and its affiliates owning 100% of the interest in these markets on December 2, 1998.
(8) CINC purchased interests owned by other persons resulting in the Company and its affiliates owning 88.16% of the interest in this market on December 2, 1998.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------


     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:





                   Number of                       Estimated Population
                Managed Markets                     of Managed Markets             Number of Subscribers
                -------------------------------------------------------------------------------------------    Subscriber
                Total      MSA      RSA     Total         MSA          RSA       Total       MSA        RSA      Growth
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1987        0       0        0           0           0              0           0         0          0
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1988        4       4        0     504,529     504,529(1)         424         424         0          0
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1989        4       4        0     500,804     500,804(2)       1,362       1,362         0          0      221.23%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1990       18       4       14   1,687,481     500,804(2)   1,186,677(2)      444     3,513      2,931      373.13%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1991       49       5       44   3,509,779     566,722(3)   2,943,057(3)   17,952     6,387     11,565      178.58%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1992       49       5       44   3,509,779     566,722(3)   2,943,057(3)   35,884    11,119     24,765       99.89%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1993       51       6       45   3,665,758     644,526(4)   3,021,232(4)   60,381    17,898     42,483       68.27%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1994       55       7       48   3,906,063     771,660(5)   3,134,403(5)   99,002    30,711     68,291       63.96%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1995       56       7       49   4,220,975     785,866(6)   3,435,109(6)  151,482    42,401    109,081       53.01%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1996       55       7       48   4,105,119     792,913(7)   3,312,206(7)  211,278    55,896    155,382        8.13%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1997       56       7       49   4,228,389     798,807(8)   3,428,202(8)  274,745    68,579    206,166        6.79%
----------------------------------------------------------------------------------------------------------------------------
Dec 31, 1997        56       7       49   4,228,389     800,187(8)   3,428,202(8)  289,841    71,293    218,548        5.49%
----------------------------------------------------------------------------------------------------------------------------
Mar 31, 1998        56       7       49   4,228,389     800,187(8)   3,428,202(8)  307,109    74,952    232,157        5.96%
----------------------------------------------------------------------------------------------------------------------------
June 30, 1998       56       7       49   4,239,524     812,529(9)   3,426,995(9)  320,476    76,914    243,562        4.35%
----------------------------------------------------------------------------------------------------------------------------
Sept 30, 1998       56       7       49   4,296,165     827,114(10)  3,469,051(10) 335,881    79,532    256,349        4.81%
----------------------------------------------------------------------------------------------------------------------------

____________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Derived from 1996 Demographics On-Call population estimates.
(9)  Derived from 1997 Information Decision Systems population estimates.
(10) Derived from 1998 Information Decision Systems population estimates.


     Network Construction and Operations.  Construction of cellular telephone
     -----------------------------------
systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only 9 MTSOs are currently required to serve all 56 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. During fiscal 1998, all MTSO facilities were expanded and upgraded to provide additional capacity for continued growth. Economies of scale generated by the network also have permitted the Company to use one network operations center to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

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

     The Company implemented the "IS-41" technical interface during fiscal 1995. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems, substantially reducing the cost of validating calls and reducing fraud exposure.

     The Company also has entered into agreements with other cellular carriers to enhance the range of markets and quality of service available to cellular subscribers when traveling outside the network. Pursuant to existing agreements with other cellular carriers, the Company's subscribers are able to "roam" throughout most cellular markets in the United States and Canada. In addition, the Company has entered into agreements with seven PCS carriers operating or commencing operations using predominately the 30MHz Blocks A and B. Such arrangements will be necessary to sustain growth in in-roaming revenues because of competitive wholesale and retail pressures that are reducing roaming rates. In order to serve growing PCS carrier in-roaming usage the Company will need to expand capacity and enhance its switching to accommodate the technology. See "- -Competition--Competition From Other Technologies."

     Expansion.  The Company has completed the process of "filling in" the
     ---------
"CGSA" within its managed markets by adding network facilities which increased the coverage of the radio signal. The Company significantly enhanced hand-held portable coverage with construction of 34 new cell sites in fiscal year 1998 primarily within pre-existing coverage areas. In addition, the Company analyzed the quality of existing coverage based upon empirical data gathered using sophisticated mobile testing equipment. These "drive tests" gave rise to changes in how certain sites were configured or deployed in the network. For example, certain sites were "sectorized" to reduce interference and provide additional capacity facing particular directions. The Company expects to continue such efforts to improve coverage, especially for low power portable cellular phones, throughout fiscal year 1999. In addition, the Company expects to add digital features and functionality to compete for local customers and to technologically accommodate digital in-roaming. Expansion and optimization of signal coverage has increased subscribers, enhanced the use of the systems by existing subscribers, increased roamer traffic due to the larger geographic area covered by the radio signal and improved the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage has preserved the Company's right to provide cellular service in valuable areas within the network.

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

     Services and Products.  Mobile subscribers in the Company's managed markets
     ---------------------
have available to them substantially all of the services typically provided by landline telephone systems, including custom-calling features such as call forwarding, call waiting, three-way conference calling, voice mail services and, in most areas, paging. Several price plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. The plans provide specific charges for custom-calling features and voice mail to offer value to the customer while enhancing airtime use and revenues for the Company. The Company also packages cellular equipment with its cellular service as a way to encourage use of its mobile services, including replacement of subscriber equipment to retain valuable customers. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. Through a centralized procurement and equipment distribution strategy, the Company obtains the benefits of favorable equipment costs through bulk purchases. As appropriate, revisions to pricing of service plans and equipment pricing are made to meet local marketplace demands.

     The network affords the Company the opportunity to offer service over expanded geographic territories at favorable rates. Customers that subscribe to a stand-alone cellular system generally are charged premium roaming rates when using a cellular system outside of their home service area. The Company's subscribers are able to roam within the network and on most current price plans are afforded "home rate follows" pricing, whereby subscribers are charged the rate applicable in their home service area when traveling within the network.
In addition, the Company's simplified retail roaming rate structure allows the customer to roam on certain adjacent carriers' systems at a preferred rate and minimizes confusion by consolidating the remainder of the country into a uniform rate. Finally, the Company offers toll-free calling across single or multiple states to its subscribers for a nominal monthly fee, due to favorably negotiated interconnect agreements.

     During the fourth fiscal quarter of 1997, CPI commenced commercial operations. The CPI network consists of 146 paging transmitters owned and operated by the Company. An additional 18 transmitters are planned for deployment in fiscal year 1999. To date, the operations of CPI have not been significant to the Company's consolidated financial statements.

     The Company is committed to providing consistently high quality customer service. The Company maintains a comprehensive, centralized customer assistance department which offers the advantages of expanded customer service hours, specialized roaming retention, collections and key account representatives and an automated customer information database that allows for efficiency and accuracy, while decreasing the time spent on each customer contact. In addition, calls are efficiently processed using sophisticated call center technologies. Inbound calls are processed through an automatic call distribution system and an integrated voice response system which route and track calls among customer service representatives and permit customers to obtain information quickly and accurately on their own. Outbound welcome, proactive retention and collection calls are placed to select cross sections of the customer base using a predictive dialing system. Recently, the Company began analyzing its customer base to identify segments of customers and their relative value to the Company. This effort has led to the formation of a specialized group of customer service representatives who offer tailored incentives to high value customers to optimize retention and minimize bad debts. The customer assistance department also supports the administrative functions required to activate a customer's phone through a high speed, call-in process and to enter the customer into the informational databases required for customer service and billing. Recently, the centralized systems that process activations and update customer accounts have been made accessible by retail store employees. This enables better quality and efficient face-to-face service without compromising the benefits of centralization. The Company believes this approach provides cost efficiencies while also addressing the need for quality control. To ensure that it is delivering a consistently high level of quality service, the Company monitors customer satisfaction with its network quality, sales and customer service support, billing and quality of roaming through regular surveys conducted by an independent research firm.

     Marketing.  The Company coordinates the marketing strategy for each of its
     ---------
managed markets. The Company markets cellular telephone service under the CommNet Cellular name. The use of a single name over a broad geographic territory creates strong brand-name recognition and allows the Company to achieve advertising efficiencies. In addition, the Company packages services which are marketed under a program called "Makin' It Easy." Benefits to customers include flexible combinations of home areas, included minutes, roaming pricing and premium features, along with free use of a base model phone, permissive dialing to complete calls, toll-free calling in the home area code, free enhanced features such as call forwarding, call waiting and itemized call listing and others.

     The Company believes that a key competitive advantage in marketing its service is the large geographic area covered by the network. Seamless coverage in the network is critical to marketing, as customers are attracted to the higher percentage of delivered calls that such coverage provides. Furthermore, the Company's optional "home rate follows" pricing allows customers to make calls from anywhere in the network without incurring additional daily fees or surcharges which usually occur when customers roam outside of their home market. Additionally, the Company uses the "INLink" and "Follow-Me-Roaming" services provided by GTE Telecommunication Services, Inc. which permit customers to receive calls in any market that is part of the INLink or Follow Me Roaming system without having to dial complicated access codes. The Company also offers discounted roaming prices and enhanced services in certain markets as a result of arrangements to link with certain adjacent markets managed by other carriers. See "The Company's Operations -- Network Construction and Operations." The Company offers additional services such as toll-free calling across multiple area codes, use of premium model phones, weekend blocks of usage to its subscribers for nominal monthly fees. In a majority of the Company's managed RSA markets, the Company was the first cellular system operator to provide service in the market, thereby affording a significant competitive advantage. Being first to market in the majority of the Company's managed RSA markets has also allowed the Company to obtain exclusive marketing agreements with the leading telecommunication retailers in a particular market and to obtain prime locations for its sales centers.

     Initially, the Company relied to a significant extent on direct sales representatives and on independent sales agents and intends to increase its current direct sales force to gain a greater share of the market of high-usage and group accounts. The Company currently emphasizes a channel of distribution, which also performs local customer service functions, represented by 54 full service and 56 single employee Company-owned retail locations strategically located within the network, which will be supplemented by 2 additional Company-owned retail locations scheduled to open during fiscal 1999. The retail distribution channel also includes 47 Wal-Mart(R) kiosks staffed by Company personnel. The Company believes that development of retail distribution channels owned or staffed by the Company maximizes customer additions, generates cost efficiencies in the acquisition of such new subscribers, and enhances customer service. The Company also employs 66 direct sales representatives and has exclusive contracts with 332 agents or outlets, including 62 Radio Shack(C) and 16 Sears(C) stores. In general, such agents earn a fixed commission, which can vary depending upon the price plan sold, when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time. An in-house telemarketing staff contributes significantly to additions to the customer base and also provides targeted communication to customers to optimize retention.

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

     Management Agreements.  Management agreements applicable to the Company's
     ---------------------
managed RSA markets generally appoint the Company as exclusive management agent of the licensee with specifically enumerated responsibilities relating to the day-to-day business operation of the licensee, although the licensee retains ultimate control over its cellular system. Generally, the RSA management agreements were for initial terms of five years and are automatically renewed for additional terms unless terminated by notice from either party prior to expiration of the then current term. The agreements provide for reimbursement to the Company of expenses incurred on behalf of the licensee.

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

     Financing Arrangements with Affiliates; CIFC.  CIFC has entered into loan
     --------------------------------------------
agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and the Company. As of September 30, 1998, CIFC had loan agreements outstanding with 25 RSA affiliates, 3 MSA affiliates and CINC and had advanced $212,135,000 thereunder, including $181,140,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC are secured by a lien upon all assets of the entity to which funds are advanced. At September 30, 1998, all loans bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio), adjusted quarterly (5.3125% at September 30, 1998).

     As of September 30, 1998, the Company and CIFC had net advances of $207,243,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $180,043,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $9,636,000. The assets of the affiliates in which the Company has investments or advances represent 4,602,000 pops, which include 3,881,000 net Company pops. Advances related to pops attributable to parties other than the Company total $27,200,000.

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

     The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two initial licensees in each cellular market was assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two distinguishing features of
        ----
cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two or more adequately separated cells, and (ii) call hand-off, occurring when a deteriorating transmission path between a cell site and a cellular telephone is rerouted to an adjacent cell site on a different channel to obtain a stronger signal and maintain the call. A cellular telephone system's frequency reuse and call hand-off features result in far more efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than pre-cellular mobile telephone systems.

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

     A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse in other cells. Furthermore, an area within a system may be served by more than one cell through procedures which utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Digital transmission technologies provide cellular licensees with additional capacity to handle calls on cellular frequencies. As a result of present technology and assigned spectrum, however, there are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity.

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

     While most MTSOs process information digitally, most radio transmissions of cellular telephone calls are done on an analog basis, although most new construction and the most rapid growth in usage can be attributed to fully digital technology. It offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. Based on estimated capacity requirements, the Company does not foresee a need to convert a significant portion of its network to digital radio transmission technology in the near term. However, the Company will add digital capacity in certain strategic markets to more effectively compete for local subscribers and to capture digital roaming traffic. Capital expenditures will increase modestly over a number of years to achieve the Company's strategic goals. Additionally, dual mode handsets capable of using both analog and digital technology will be available to customers.

Competition
-----------

     General.  Initially, the FCC awarded two cellular licenses in each market,
     -------
although certain markets have been subdivided as a result of voluntary settlements. Each licensee has the exclusive use of a defined frequency band within its market.

     Currently, the primary competition for the Company's mobile cellular service in any market comes from the other licensee in such market, which may have significantly greater resources than the Company and its affiliates. Competition is principally on the basis of coverage, services and enhancements offered, technical quality of the system, quality and responsiveness of customer service and price. In addition, the unserved area licensing process allows for new companies to apply with the FCC for a license to provide cellular service in areas within the relevant MSA or RSA not served by the Company and for existing carriers to expand their service. See "Federal Regulation -- Cellular Service Area." Within the network, the Company has two primary direct cellular competitors, in addition to a number of stand-alone operators as summarized in the following table.


                                                     Number of Competing Markets
                                                     ---------------------------
   Competitor             States (1)                 MSAs       RSAs       Total
   ----------             ----------                 ----       ----       -----
   Western Wireless       CO, IA, MT, ND, SD UT, WY     7         30          37
   US Cellular            ID, IA                        -          7           7
   Nine other carriers    CO, IA, NM, UT, WY            -         12          12
                                                       --         --          --
                                                        7         49          56
                                                       ==         ==          ==


   (1) States in which the competitor operates a competing cellular licensee.


   Competition From Other Technologies.  The FCC has licensed, subject to
   -----------------------------------
relicensing and changes to the terms under which certain licenses were granted, commercial personal communications services ("PCS"). PCS is not a specific technology, but a variety of potential technologies that compete with cellular telephone systems. The FCC has identified two categories of PCS: broadband and narrowband. Licenses are awarded by competitive bidding. Auctions for most of the spectrum blocks have been completed and many systems have commenced operations in major metropolitan locations.

   The FCC has adopted rules to authorize the operation of narrowband PCS systems in the 900 MHz band. The possible new services using this 900 MHz band spectrum include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. These services most likely will be provided using a variety of devices, such as laptop and palmtop computers and computerized "personal organizers" that allow receipt of office messages, calendar planning and document editing from remote locations in some circumstances. Because narrowband PCS does not allow real-time, two-way voice communications, and allows only limited data transfer, it is not clear to what extent this technology will offer direct competition to cellular.

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

   The FCC allocated 140 MHz of spectrum in the 2 GHz band for the provision of licensed and unlicensed broadband PCS. Much of the spectrum allocated for broadband PCS is already occupied by microwave licensees. As a general proposition, broadband PCS licensees are required to pay the costs associated with relocating these existing microwave users to other portions of the radio spectrum or to alternative technologies (such as fiber optics), within a specified time frame.

   Of the 140 MHz of spectrum allocated to broadband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been divided into six channel blocks, as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and have been licensed on the basis of the 51 Rand McNally Major Trading Areas ("MTAs"), (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and has been licensed on the basis of the 493 Rand McNally Basic Trading Areas ("BTAs"),
(iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and have been licensed on the basis of BTAs. The FCC will allow a single entity to combine all three 10 MHz blocks or to combine a 30 MHz license with a 10 MHz license, as long as the entity complies with the 45 MHz spectrum cap described below. Licensing has thus far been accomplished by spectrum auctions, but the FCC has recently adopted partitioning rules that will allow PCS licensees to assign portions of their coverage area and/or spectrum to other entities. Restrictions apply to those channel bands (Blocks C & F) which were set aside for licensing to small businesses and other certain "entrepreneurs."

     Subject to certain cross-ownership benchmarks, spectrum aggregation is permitted in broadband PCS, but is limited to 45 MHz of attributable Commercial Mobile Radio Service ("CMRS") spectrum per service area to prevent any one person or entity from exercising undue market power. Relevant CMRS spectrum includes broadband PCS, cellular and certain specialized mobile radio systems ("SMRs") operations, and attributable interests can include management and joint marketing arrangements, as well as partitioning. The 45 MHz spectrum cap is a complex rule which is currently under legal challenge. In November 1998, the FCC issued a Notice of Proposed Rulemaking proposing to modify or eliminate the spectrum cap.

     Broadband PCS licensees are subject to minimum construction requirements. Broadband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to those currently applied to cellular licensees.

     PCS carriers operate primarily in urban areas of the country and represent potential new services of in-roaming for the Company's network. It is estimated that PCS carriers currently compete with the Company in one MSA and three RSA managed markets.

     To date, the Company has experienced little impact from PCS competition, however, it is uncertain what long-term effect these new personal communications services may have on the Company. The Company believes that the cost to build out a PCS network in a representative market of the Company would be three to four times as expensive as the cost incurred by the Company for the same coverage. This higher cost is due in part to the fact that PCS channels are higher in the frequency band than cellular, and the radio signal does not travel as far. Thus, more transmitter sites are required to cover the same area. Therefore, the Company believes that PCS will have difficulty competing effectively with cellular telephone service in the rural marketplace in the near future, but there can be no assurance that this will be the case. In addition, technological advances in cellular telephone technology provide essentially the same services as PCS described above and the FCC revised its rules to authroize cellular licensees to provide any PCS-type service on their channels without prior notification to the FCC. The FCC issued operating authority for personal communications services competitive to the Company's services in markets managed by the Company. Because of the FCC's buildout requirements (mandating certain level of population coverage at five and ten year benchmarks), coupled with the higher construction costs and lower population density in rural areas, it is likely that many PCS licensees will concentrate buildout efforts in the largest urban and suburban areas, and may not reach rural areas for several years, if at all. In many PCS license areas, it is possible to meet all coverage requirements without serving rural communities.

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

     Although SMR operators historically were subject to limitations that made usage of SMR frequencies more appropriate for short dispatch messages, the FCC has granted waivers of its rules to permit the construction and operation of low powered "cellular-like" services using a collection of SMR frequencies ("ESMR") in a number of markets in the United States. In addition, legislation permits commercial mobile service providers, including SMR providers, to obtain upon demand physical interconnection with the landline telephone network. Such interconnection enhances an SMR provider's ability to compete with cellular operators, including the Company. The FCC has encouraged ESMR activities and has amended its rules to establish an Expanded Mobile Service Provider ("EMSP") licensing approach that facilitates such operations. The new rules grant a new type of 800 MHz wide-area license that would permit channels to be aggregated for operation of systems throughout defined geographic areas. The FCC has completed spectrum auctions to license these wide-area systems, and at least one SMR carrier (Nextel) is advertising its service as competition to cellular.

     One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential cellular subscribers who do not need to transmit back to the caller. SMR and paging systems are in operation in many of the service areas within the network.

     In 1991, and again in late 1998, the FCC auctioned licenses to operate wide-area systems in the 220 MHz band. However, the narrow bandwidth of these channels may hinder the ability of licensees to compete effectively with cellular. The Company has not to date experienced significant competition from any of the regional or national 220 MHz licenses granted in 1991.

     In early 1997, the FCC issued rules designating the 2305-2320 and 2345-2360 MHz bands for new communications services to be called Wireless Communications Service ("WCS"). The auction for these licenses was completed during fiscal year 1997. Licensees will be allowed to offer any fixed, mobile or radio location service or satellite Digital Audio Radio Services on a primary basis. On a secondary basis, amateur radio service and aeronautical telemetry operations will continue in certain portions of the band. Because of the potential for interference from grandfathered satellite operations and other technical constraints, the FCC has indicated that it is unlikely WCS licensees will be able to effectively provide cellular-like mobile services.

     Technological advances in the communications field continue to occur and make it difficult to predict the extent of additional future competition for cellular systems. See "The Company's Operations -- Expansion." Although satellite service, such as Motorola's "Iridium" system, may offer a customer worldwide coverage, the substantial investments required to initiate service, as well as significant technical, political and regulatory hurdles that need to be overcome, may impede the early growth of this technology. Recent legislation may make available up to 200 MHz of spectrum for new communications systems. Each of these systems could provide services that compete with those provided by the Company. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses. In mid-1998, the FCC auctioned spectrum for Local Multipoint Distribution Service ("LMDS") operations. Such licensees will likely provide wireless local loop and video services, primarily on a fixed basis, but may compete indirectly with cellular. Because LMDS operates in the 29-30 GHz band, signal propagation is severely limited compared to cellular, and can be blocked by foilage, rainfall or other obstructions. Therefore, mobile operations on LMDS channels is unlikely. The primary competitive impact of LMDS would be on fixed cellular applications.

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

     License Renewal.  Cellular licenses are granted by the FCC for a term not
     ---------------
exceeding ten years, and are subject to renewal at the end of that term. The cellular license expiration date has passed for all of CommNet's seven MSAs.
The majority of the company's RSA licenses expire in 1999 or the year 2000. The FCC has established rules and procedures to process cellular renewal applications filed by existing carriers, as well as any competing applications filed by renewal challengers. At the end of the ten-year license term, the FCC requires a license renewal application be submitted for each station authorization. Upon the FCC's acceptance of the renewal application, the application goes through a standard thirty-day Public Notice process. Renewal applications for the seven MSA's have been through this Public Notice process, and all applications for renewal have been granted. The Company also anticipates all RSA applications for renewal will be granted. The Company also anticipates all RSA applications for renewal will be granted. Once the Public Notice process is completed, provided there are no challenges, the FCC will grant a new license for a second ten-year term. If there are challenges to a renewal application, the FCC's renewal proceeding is initiated. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. Under the two-step procedure, the FCC will conduct a threshold proceeding (the "step-two" hearing) to determine whether or not the incumbent licensee is entitled to a license renewal expectance for its performance during the past license term and remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If, however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

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

     In November 1998, the FCC adopted rules, which became effective January 1, 1998, that liberalized foreign investment in U.S. telecommunications carriers, consistent with the 1997 World Trade Organization (WTO) Basic Telecom Agreement. Foreign investors can own up to 49 percent of a carrier in the U.S. market without special authorization. The FCC has also enhanced its regulatory safeguards to prevent the exercise of foreign market power in the U.S. telecommunications market.

     Recent Legislation.  The Telecommunications Act of 1996 (the "Act"), which
     ------------------
modifies and amends the Communications Act, covers virtually every element of communications. Congress' main objective was to promote competition and reduce regulation in order to secure lower prices and higher quality services for telecommunications consumers and to encourage the rapid deployment of new telecommunications technologies. A great portion of the Act is aimed at removing restrictions which prevent local and long distance service providers from offering competing services in the same territory and redefining compensation arrangements between CMRS providers, which include cellular carriers such as the Company, Interexchange Carriers ("IXCs"), Local Exchange Carriers

("LECs") and Independent Local Exchange Carriers ("ILECs"). The major impact of the Act on the Company was to reduce the costs paid by the Company to interconnect and terminate calls on LEC, ILEC and IXC networks. The Act requires such carriers to base termination charges to CMRS providers on cost and to compensate CMRS providers for calls they terminate. The Company began to benefit from these changes in fiscal year 1997. While the FCC's interconnection rules were being challenged in court, the Company successfully negotiated new interconnection agreements throughout its operating territory based on interim pricing rules. Although many of the FCC's rules were struck down by a federal court, the portion of the rules setting lower interconnection rates for wireless carriers was upheld. As a result, the Company anticipates maintaining these favorable rates and, in some cases, possibly negotiating even lower rates in the future.

     The Act mandates CMRS providers pay into the Universal Service Fund ("USF"). The USF is to ensure basic telephone services are available, reasonable and affordable for all citizens. In addition, the USF will promote access to high capacity telecommunications services for schools, libraries and rural health care providers. Customers began seeing a new line item on their bills from the Company as well as other carriers in general beginning January 1, 1998, with the revenues passing through to the USF administrator. The rate charged by the Company was initially .75% of local service revenues. Additionally, states may create their own funds imposing charges only on intrastate service to supplement the resources available from the Federal USF. State governments will be responsible for determining who will be eligible to receive federal or state USF subsidies. Most states have not finalized their rules, but it is likely that any CMRS provider which seeks to draw funds from the USF will be subject to additional regulation by that state.

       Number Portability.  The FCC's recent Report and Order mandates that by
       ------------------
December 31, 1998 CMRS providers must be capable of routing calls that originate on their network to wireline customers that have ported their numbers. By March 31, 2000 CMRS providers must allow their own customers to take their numbers to other carriers. A significant amount of capital will be required to upgrade and install equipment to ensure compliance of the FCC's rules. On May 14, 1998, the FCC released its Order establishing federal cost recovery rules for number portability. All carriers providing service within the area served by a number portability database must contribute, on a pro rata basis, to the cost of maintaining the shared database, and each carrier is responsible for recovering its own number portability costs in any lawful manner.

       CALEA.  The Communications Assistance for Law Enforcement Act ("CALEA")
       -----
requires telecommunications carriers ensure their facilities enable law enforcement officials, pursuant to authorization, to intercept calls and access call-identifying information. The FCC recently extended the compliance date to June 30, 2000. In November 1998, the FCC reached some tentative conclusions and adopted a Further Notice of Proposed Rulemaking about the technical requirements with which CMRS carriers must comply. A significant amount of capital will be required to upgrade and install equipment to ensure compliance of the FCC's rules. The Attorney General, subject to availability of appropriations, may agree to reimburse wireless providers for costs directly associated with modifications to provide the required capacity.

       E-911.  The FCC's Order requires CMRS carriers to provide Phase I
       -----
enhanced 911 service which is the delivery of a ten-digit callback number and identification of the cell site from where the 911 call originated to the Public Safety Answering Point ("PSAP") by April 1, 1998 as long as the PSAPs have met specific criteria. Phase II of the FCC's mandate is to deliver the coordinates, i.e., geographical data to the PSAPs by identifying the location of the wireless call within 125 meters in 67% of all cases. Phase II must be available by October 1, 2001, and the PSAPs must meet the same specific criteria as required for Phase I. The FCC's Order mandates that CMRS providers be reimbursed for their costs to provide enhanced 911 services, but left it up the state governments to determine specific cost recovery mechanisms for each state. Legislation reflecting cost recovery guarantees has been passed in some of the states in which the Company operates.

State, Local and Other Regulation
---------------------------------

       State.  Following receipt of an FCC construction permit and prior to the
       -----
commencement of commercial service (prior to construction in certain states), a cellular licensee must also obtain any necessary approvals from the appropriate regulatory bodies in each of the states in which it will offer cellular service. Some state authorities regulate certain service practices of cellular system operators. While such state regulations may affect the manner in which the Company's affiliates conduct their business and could adversely affect their profitability, they should not place the Company's affiliates at a competitive disadvantage with other service providers in the same markets. The Company has not experienced and does not presently contemplate any regulatory constraints, difficulties or delays.

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

Employees
---------

     As of December 14, 1998, the Company had 716 full-time employees. The Company engages the services of independent contractors on an as-needed basis.


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


Item 3.  Legal Proceedings.

     On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleged intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The court granted the Company's motion for a directed verdict in favor of the Company. Rye has appealed this decision to the Colorado Court of Appeals. Rye seeks, among other things, general and specific damages of not less than $5,493,840, exemplary damages, fees and costs. The Company intends to defend the lawsuit vigorously.

     Former employees of CommNet Cellular Inc., Homer Hoe and Amy M. Shapiro are claiming $963,000 and $551,000 respectively plus 12 months' of benefits against the Company for payments which they allege are due under change-in-control agreements that they allege were triggered by the Blackstone merger.
The Company is defending this case which has been submitted to binding arbitration. Hearing has been set for March 9-11, 1999. The Company is vigorously defending this action.

     On May 29, 1997 a lawsuit was filed on behalf of all the stockholders of CommNet Cellular Inc. alleging improper acts by the officers and directors of CommNet Cellular Inc. with respect to the merger between CommNet Cellular Inc. and AV Acquisition Corporation (Blackstone) and seek unspecified damages. The parties have entered into a Memorandum of Understanding settling this case for payment by CommNet Cellular Inc. of $450,000 to Plaintiff's attorneys to cover their fees and costs. CommNet has also agreed to pay up to $250 in broker's fees to any class member who wishes to purchase additional CommNet Cellular Inc. stock and to obtain a fairness opinion prior to engaging in any merger where the Shares held by the public shareholders are converted into cash or other consideration. Insurance carriers for CommNet have agreed to pay $400,000 to CommNet Cellular Inc. as payment of CommNet's claim under its D&O policy. Notices have been sent to members of the class. Once the class members have had an opportunity to respond, the court may approve the settlement as final.

     There are no other material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which, if adversely decided, would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.


     None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
     Matters.

     The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock, as adjusted for the 5 for 1 stock split on May 7, 1998, for each fiscal quarter since October 1, 1996.

Fiscal Year 1997:          High     Low
                          -------  ------
       First Quarter....  $ 6.250  $5.425
       Second Quarter...    5.900   4.875
       Third Quarter....    7.000   4.925
       Fourth Quarter...    7.100   6.875

     Fiscal Year 1998:       High     Low
                          -------  ------
       First Quarter....  $ 7.200  $6.650
       Second Quarter...   10.000   7.075
       Third Quarter....   19.400   8.500
       Fourth Quarter...   14.625   7.000

     As of December 14, 1998, there were 54 holders of record of the Common
Stock.

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

Item 6.  Selected Financial Data.   (Amounts in thousands, except share and per
share data)

Statement of Operations Data (1):
                                                       Years ended September 30,
                                  --------------------------------------------------------------------
                                      1998          1997          1996          1995          1994
                                  ------------  ------------  ------------  ------------  ------------

Revenues                          $   171,435   $   150,867   $   115,196   $    89,844   $    61,360

Costs and expenses (net
 of amounts allocated
 to affiliates):
 Operations                           100,905        94,497        76,123        68,929        50,856
 Corporate                             23,310          (985)          880         1,327           406
 Total depreciation and
   amortization                        26,636        22,116        19,750        16,655        11,578
 Write-down of invest-
   ment in cellular
   system equipment                         -             -             -             -         3,117
                                  -----------   -----------   -----------   -----------   -----------
Operating income (loss)                20,584        35,239        18,443         2,933        (4,597)
Equity in net income (loss)
 of affiliates                          5,127        (7,589)       (1,636)       (5,028)       (5,092)
Minority interest in net
 income of consolidated
 affiliates                            (5,701)       (2,964)       (1,123)         (964)         (544)
Gains (losses) on sales of
 affiliates                                 -           350          (250)       19,471         3,912
Amortization of deferred costs         (2,651)       (1,072)       (2,090)         (940)       (1,072)
Interest expense                      (49,212)      (29,464)      (28,208)      (26,044)      (21,339)
Interest income                         4,876         6,532        10,468        13,046        12,081
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
 income taxes and
 extraordinary charge                 (26,977)        1,032        (4,396)        2,474       (16,651)
Income tax expense                          -             -             -           400           100
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
 extraordinary charge                 (26,977)        1,032        (4,396)        2,074       (16,751)
Extraordinary charge (3)              (33,500)            -             -        (2,012)            -
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)                 $   (60,477)  $     1,032   $    (4,396)  $        62   $   (16,751)
                                  ===========   ===========   ===========   ===========   ===========
Basic and diluted income
 (loss) per common
 share before
 extraordinary charge             $      (.68)         $.01         $(.06)         $.03         $(.29)
Extraordinary charge                     (.85)            -             -          (.03)            -
                                  -----------   -----------   -----------   -----------   -----------
Basic and diluted net
 income (loss) per
 common share                     $     (1.53)         $.01         $(.06)          $.-         $(.29)
                                  ===========   ===========   ===========   ===========   ===========
Weighted average shares
 outstanding                       39,397,393    68,835,650    68,636,015    60,767,960    57,885,955
                                  ===========   ===========   ===========   ===========   ===========

Balance Sheet Data (1):
                                              Years ended September 30,
                                -----------------------------------------------------
                                    1998        1997      1996      1995      1994
                                ------------  --------  --------  --------  ---------

Working capital                  $   38,065   $ 15,840  $ 16,246  $ 39,911  $ 25,525
Investments in and
 advances to affiliates              33,637     47,211    57,245    56,919    61,909
Net property and
 equipment                          154,598    143,875   118,099   105,289    79,918
Total assets                        384,752    352,916   331,837   325,668   282,638
Long-term debt                      682,999    250,852   245,845   246,357   243,913
Total liabilities                   720,200    291,016   268,855   267,012   266,731
Stockholders' equity
 (deficit) (2)                     (335,448)    61,900    62,982    58,656    15,906

Supplemental Financial Data:
                                                Years ended September 30,
                                 ---------------------------------------------------
                                     1998       1997      1996      1995      1994
                                 ----------   --------  --------  --------  --------
EBITDA (See "Management's
 Discussion and Analysis--
 General")                       $71,069 (4)  $ 57,355  $ 38,193  $ 19,588  $ 10,098

Net cash provided (used) by
 operating activities            $26,431 (5)  $ 48,631  $ 20,751  $ 14,068  $ (7,170)

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

                                September 30,
                     --------------------------------
                     1998  1997     1996   1995  1994
                     ----  ----     ----   ----  ----

     Consolidated      48    46      46    45    42
     Equity            17    18      18    20    35
     Cost              17    18      18    18    18
                     ----  ----    ----  ----  ----

                       82    82      82    83    95
                     ====  ====    ====  ====  ====

(2)  No cash dividends were declared or paid during any period presented.

(3)  Extraordinary charge related to the early extinguishment of long-term debt.

(4) Excludes $23,849,000 of nonrecurring stock-based compensation expense related to the Merger.

(5) Excludes $13,400,000 of nonrecurring stock-based cash compensation expense related to the Merger.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

     The Company generated operating income during fiscal 1998, net income and operating income during fiscal 1997 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1998 and 1997, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     As a consequence of the Merger, results of operations and financial position were impacted significantly on a one-time basis and on a recurring basis. One-time charges were recorded as corporate general and administrative expenses to account for $13,400,000 of options that were settled in cash on February 10, 1998, $10,449,000 of noncash expense (and increase to capital in excess of par value) for old options that were changed on April 2, 1998 triggering a remeasurement. In addition, an extraordinary charge of $33,500,000 was recorded related to the premiums paid and deferred charges written off to extinguish $270,427,000 of debt that existed prior to the Merger. Under a new $760,000,000 debt facility, $680,000,000 was drawn to finance extinguishment of old debt, the repurchase of $475,496,000 of Common Stock and transaction costs. This increase in leverage in the capital structure of the Company caused amortization expense and interest expense to increase significantly and this trend will continue.

     Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At September 30, 1998, loans bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio). From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     Management believes there exists a seasonality in both service revenues, which tend to be greater in the third and fourth fiscal quarters, and operating expenses, which tend to be highest in the first fiscal quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

     Year 2000 Compliance.  The Company has prepared an inventory of its
     --------------------
critical computer hardware and software systems to determine what reasonable steps should be taken by the Company in order to assure that these systems do not experience operating problems as a result of these systems failure to properly recognize dates in the year 1999 and beyond, that is, to assure that they are "Y2K compliant."

     The Company has adopted a plan to become Y2K compliant which has been approved by the Board of Directors of the Company (the "Y2K Plan"). The Company has a standing Y2K Committee composed of senior management and professionals of the Company that regularly meet to assess Y2K compliance issues. The Y2K Plan requires that the Y2K Committee identify potential Y2K scenarios and the implications of each to the operational and financial viability of the Company and assess the level of effort, expense and impact to make the Company Y2K compliant for each potential scenario. Members of the Y2K Committee have published master lists of scenarios and efforts required for remediation. Major areas being addressed by the Y2K Committee include: the cellular network; interconnect arrangements to connect the cellular network with landline systems; clearinghouse arrangements to allow verification and billing of roaming traffic; the Company's wide area and local area networks; the Company's internal communications systems; Company server hardware, software and desktop systems; billing software and related elements (call detail records, rating, posting); financial and operational reporting systems; information integration systems; critical suppliers including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office equipment.

     Within each area of inquiry the Y2K Committee is prioritizing and evaluating each scenario and the remediation effort required to achieve Y2K compliance and choosing whether to either address the scenario through implementation of full or partial remediation efforts, or not address the scenario with remediation efforts. For those scenarios to be addressed, a remediation schedule in being prepared showing when remediation efforts will be undertaken. As part of the development of remediation efforts the Y2K Committee will develop testing strategies for those remediation efforts and assumptions that must be tested.

     For all areas addressed by the Y2K Committee, whether addressed by remediation efforts or not, the Y2K Committee will develop contingency plans in the event that critical systems, services and/or equipment are not operational on or after January 1, 2000 based upon the anticipated viability of critical systems, services and/or equipment on or after January 1, 2000. Also, the Y2K Committee will develop contingency plans in case some elements or assumptions for addressing the Year 2000 problem may be false or incorrect.

     As of the time of this report, the Company has reviewed all material software license and maintenance agreements with its vendors to determine whether these vendors have obligations to make their hardware and software Y2K compliant and has initiated plans with such vendors to remedy any Y2K compliance problems. Critical suppliers of the Company have been contacted to determine whether or not they are Y2K compliant and to assess whether these suppliers' compliance efforts to continue to meet the Company's needs.

The following identifies the current status of these efforts:

     The Cellular Network. MTSO software has been upgraded to more current versions and Y2K software "patches" have been installed in some cases. Some testing of the system is complete. The Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems. Notwithstanding the Company's efforts, network equipment suppliers have been unwilling to give unqualified warranties that network equipment is Y2K compliant. Vendors and the Company have committed to having resources available to expeditiously correct Y2K problems if they arise. Service affecting outages, if prolonged and widespread, could affect Company revenues. See "--Customer Service Terms and Conditions" below.

     Interconnect and Other Arrangements with Wireline Telephone Service Vendors. In order to complete calls to/from wireline telephones and cellular telephones not connected to the same MTSO, and to transmit calls from many Company cell sites to Company MTSOs, the Company relies on wireline telephone services from numerous vendors. U S WEST Communications, Inc. ("U S WEST") is the largest of these vendors. Other smaller telephone companies, provide geographically limited wireline services. The failure of any of these systems would result in an inability of cellular customers to make or receive calls in the geographic area affected by the failure. The Company has not received unconditional warranties from any of these vendors that their systems are Y2K complaint. The Company has reviewed the Y2K compliance efforts that have been disclosed by U S WEST and other vendors and believes that efforts by these vendors should not result in material service outages due to Y2K problems. The Company has no alternatives to using these vendors and thus must rely on these vendors' efforts. Service affecting outages, if prolonged and widespread, could affect Company revenues. See "--Customer Service Terms and Conditions" below.

     Company Software, Hardware, and Information Resources. The Company has evaluated major internal computer systems for potential Y2K problems and is in the process of implementing efforts to provide enhancements. Some testing has been completed on these systems. Many of the Company's systems are interconnected with third party systems (see below). Communication between internal and third party systems is largely dependent on the wireline systems discussed above. The Company is working with software and hardware vendors to correct any Y2K problems that are detected. The Company believes that these efforts should result in internal software, hardware and information resources that will continue to function without material failures due to Y2K problems. Significant failures could impair the Company's ability to provide timely financial and other internal reporting data as result of having to rely on backup data and manual methods of record keeping. Productivity of Company personnel could be adversely affected by having to use alternate means of communication and alternative office systems and equipment.

     Third Party Service Providers. The Company relies on a single billing vendor to produce bills for its customers. This billing vendor also supplies billing and customer care software used by the Company internally. Raw billing information is captured by Company MTSO's. The Company upgraded its billing software during 1998. The Company uses other vendors to validate and provide for some of its in and out roaming traffic. The Company uses third party financial institutions and employee benefit services. The Company has contacted these third party service providers and believes that these vendors have programs in place that should result in these vendors being able to continue to function without material failures due to Y2K problems. However, none of these third party vendors have given unqualified warranties to the Company that they will be Y2K compliant. The Company could rely on internal systems to provide monthly access billing to its customers, but has not developed a means to bill rated minutes of use and toll to its customers. The result of a billing vendor failure would be to delay billing of customers by the Company with resultant delays in receiving payments from Company customers. Failure of roamer service vendors could result in an inability for some of the Company's customers to roam in markets that are not directly connected to the Company's cellular network as well as an inability for customers of unconnected systems to roam in the Company's markets. Paper-based financial institution and employee benefit records could be used to continue these services, although at a higher cost to the Company.

     Customer Service Terms and Conditions. The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas on numerous occasions in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage occasioned by a failure attributable to a Y2K problem would lead to a different result. Under the terms and conditions, if the Company were unable to supply cellular service to a significant portion of its customer base over a prolonged period of time, the Company would experience a loss of revenues from the customers affected which could have a material adverse affect on the Company. The Company has adopted a policy of not giving any warranties to customers regarding Y2K compliance.

     Litigation. The Company, at this time, does not anticipate any litigation involving the Company that would arise as a result of Y2K compliance issues.

     Insurance. The Company has investigated specialized Y2K insurance products and has not, to date, found any such products that provide appropriate coverage for the Company at acceptable premium levels.

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

Results of Operations
---------------------

     Fiscal Year 1998 Compared With Fiscal Year 1997.  Service revenues,
     -----------------------------------------------
including in-roaming revenues, increased by 14%, or $20,818,000, from $147,264,000 for the year ended September 30, 1997 to $168,082,000 for the year ended September 30, 1998. The growth was primarily due to the increase in the number of subscribers in consolidated markets, offset by lower revenues per subscriber and growth of in-roaming usage. In addition to increases in market penetration, growth resulted from an increase of two newly consolidated markets during the fiscal year. Growth in subscribers offset by lower revenues per subscriber accounted for 46% of the increase, growth of in-roaming usage accounted for 40% of the increase, and the number of newly consolidated market accounted for 14% of the increase. In-roaming revenues increased by 24%, or $9,444,000, from $39,881,000 for the year ended September 30, 1997 to $49,325,000 for the year ended September 30, 1998 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates are expected to decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $60 for the year ended September 30, 1997 to $54 for the year ended September 30, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month was unchanged at $16.

     Cost of service decreased as a percentage of service revenues from 19% in fiscal year 1997 to 15% in fiscal year 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has renegotiated some interconnect agreements for lower prices and is in the process of renegotiating others.

     Equipment sales decreased 7% from $3,603,000 for the year ended September 30, 1997 to $3,353,000 for the year ended September 30, 1998 due to decreases in sales of accessories. Cost of equipment sales increased 19% from $12,609,000 for the year ended September 30, 1997 to $14,971,000 for the year ended September 30, 1998. Approximately $6,624,000 and $3,572,000 of the year ended September 30, 1998 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are generally required to return equipment to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of operations increased 12% from $30,343,000 during the year ended September 30, 1997 to $34,023,000 during the year ended September 30, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing expenses and consulting expenses, offset by a reduction of bad debt expenses due to more aggressive collection efforts. Bad debt expense decreased from 2.51% of total revenues during the year ended September 30, 1997 to 1.22% of total revenues during the year ended September 30, 1998. General and administrative costs as a percentage of service revenues decreased from 21% for the year ended September 30, 1997 to 20% for the year ended September 30, 1998.

     Marketing and selling costs increased 17% from $23,437,000 for the year ended September 30, 1997 to $27,482,000 for the year ended September 30, 1998, primarily as a result of increased advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber increased 4% from $221 for the year ended September 30, 1997 to $230 for the year ended September 30, 1998.

     Depreciation and amortization relating to operations increased 23% from $20,461,000 for the year ended September 30, 1997 to $25,182,000 for the year ended September 30, 1998, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the year ended September 30, 1997 were $670,000, which represented gross expenses of $7,086,000 less amounts allocated to nonconsolidated affiliates of $6,416,000. Corporate costs and expenses for the year ended September 30, 1998 were $24,764,000 which represented gross expenses of

$33,517,000 less amounts allocated to nonconsolidated affiliates of $8,753,000. Excluding nonrecurring transaction costs related to the cash settlement of stock options associated with the merger of $13,400,000 and the establishment of a new measurement date for the remaining options requiring recognition of an additional $10,449,000 of compensation expense, corporate costs and expenses were $915,000. The increase was due primarily to a write-off of demonstration subscriber equipment.

     Equity in net income of affiliates for the year ended September 30, 1998 was $5,127,000 compared to equity in net loss of $7,589,000 for the year ending September 30, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in the current period. TVX, Inc., a former affiliate in the security alarm industry, ceased operations in the third fiscal quarter of 1997.

     Amortization of deferred costs increased 90% from $1,397,000 for the year ended September 30, 1997 to $2,651,000 for the year ended September 30, 1998, as a result of increased deferred costs associated with the Chase Credit facility.

     Interest expense increased 67% from $29,464,000 for the year ended September 30, 1997 to $49,212,000 for the year ended September 30, 1998 due to increased borrowings under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased 239% from $12,548,000 during the year ended September 30, 1997 to $42,479,000 during the year ended September 30, 1998.

     Interest income decreased 25% from $6,532,000 for the year ended September 30, 1997 to $4,876,000 for the year ended September 30, 1998. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

     At September 30, 1998, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $157,593,000, compared to $45,165,000 at September 30, 1997. The increase was due to current year taxable operating loss of $112,038,000.

     Fiscal Year 1997 Compared With Fiscal Year 1996.  Service revenues,
     -----------------------------------------------
including in-roaming revenues, increased by 31%, or $34,877,000, from $112,387,000 for the year ended September 30, 1996 to $147,264,000 for the year ended September 30, 1997. The growth was primarily due to the increase in the number of subscribers in consolidated markets, offset by lower revenues per subscriber and growth of in-roaming usage. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the entire year from 44 during the year ended September 30, 1996 to 46 during the year ended September 30, 1997. Growth in subscribers offset by lower revenues per subscriber accounted for 65% of the increase, growth of in-roaming usage accounted for 22% of the increase, and the number of consolidated markets accounted for 13% of the increase. In-roaming revenues increased by 35%, or $10,293,000, from $29,588,000 for the year ended September 30, 1996 to $39,881,000 for the year ended September 30, 1997 due to increased coverage in cellular markets and to industry-wide subscriber increases. In-roaming revenues are expected to increase in the future as a result of further industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates are expected to decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $63 for the year ended September 30, 1996 to $60 for the year ended September 30, 1997, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month was unchanged at $16.

     Cost of service, as a percentage of service revenues, remained constant at 19% for the fiscal years ended September 30, 1997 and 1996.

     Equipment sales increased 28% from $2,809,000 for the year ended September 30, 1996 to $3,603,000 for the year ended September 30, 1997 due primarily to increases in sales of accessories. This increase was partially offset by the effects of the Company's customer satisfaction and pricing program which was introduced in February 1996 allowing subscribers to use handsets and accessories at virtually no cost at the time of activation. Cost of equipment sales increased 19% from $10,588,000 for the year ended September 30, 1996 to $12,609,000 for the year ended September 30, 1997. Approximately $7,565,000 and $2,380,000 of the year ended September 30, 1997 cost of equipment sales relates to equipment provided to new and existing customers, respectively. Customers are generally required to return equipment to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company subsidizes use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of cellular operations increased 32% from $23,038,000 during the year ended September 30, 1996 to $30,343,000 during the year ended September 30, 1997, due to the growth in the customer base. The majority of this increase was incremental customer billing expense, bad debt expense and customer service support staff. In addition, bad debt expense increased from 1.07% of total revenues during the year ended September 30, 1996 to 2.51% of total revenues during the year ended September 30, 1997. General and administrative costs as a percentage of service revenues increased from 20% to 21% for the year ended September 30, 1997.

     Marketing and selling costs increased 12% from $20,920,000 for the year ended September 30, 1996 to $23,437,000 for the year ended September 30, 1997, primarily as a result of increased advertising costs offset by reductions in commission costs. Marketing costs per gross new subscriber decreased 6% from $233 for the year ended September 30, 1996 to $220 for the year ended September 30, 1997, as a result of increased gross subscriber additions which outpaced increases in costs incurred.

     Depreciation and amortization relating to cellular operations increased 13% from $18,149,000 for the year ended September 30, 1996 to $20,461,000 for the year ended September 30, 1997, primarily related to increased property and equipment balances.

     Corporate costs and expenses for the year ended September 30, 1996 were $2,481,000, which represented gross expenses of $8,947,000 less amounts allocated to nonconsolidated affiliates of $6,466,000. Corporate costs and expenses for the year ended September 30, 1997 were $670,000, which represented gross expenses of $7,086,000 less amounts allocated to nonconsolidated affiliates of $6,416,000. The decrease was due primarily to the write-off of certain assets totaling approximately $1,800,000 related to the Company's corporate office move during the year ended September 30, 1996, offset by costs and expenses to develop operations of CPI incurred during the fiscal year ended September 30, 1997 which were not allocated to affiliates. Corporate costs and expenses are expected to decrease slightly in future periods because CPI operations are expected to expand resulting in separate line of business reporting of CPI revenues and costs and expenses.

     Equity in net loss of affiliates increased 364% from $1,636,000 for the year ended September 30, 1996 to $7,589,000 for the year ended September 30, 1997. The increase was due primarily to decreased losses in nonconsolidated affiliates, offset by recognition of the entire $6,189,000 net loss of TVX, Inc. which was $2,729,000 higher than the Company's proportionate share of the net loss based upon ownership. This accounting reflected that the Company was the sole source of funding of TVX, Inc.

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

     In addition, on February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11 3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11 1/4% Subordinated Notes, and repaid the entire amount of indebtedness under the CoBank Credit Agreement. The Merger, debt repayment, and payment of certain costs and expenses of the Merger were funded through borrowings under a new $760,000,000 senior bank credit facility with the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders (the "Chase Credit Agreement").

     In April 1998, the Company purchased an additional 90% interest in one managed RSA market for $9,000,000 in cash.

     In May 1998, the Company purchased an additional 16% interest in one managed RSA market for $300,000 in cash.

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $56,100,000. As a result of the closing, all pending claims and litigation were resolved.

     The Company continues to pursue acquisitions to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Fiscal Year 1998.  Net cash provided by operating activities was
     ----------------
$13,031,000 during the year ended September 30, 1998. This was due to cash provided in generating the net loss after adjustments to reconcile net cash provided by operating activities of $16,238,000 and by cash used to fund changes in working capital of $3,207,000.

     Net cash used by investing activities was $17,958,000 for the year ended September 30, 1998. This was due primarily to $28,437,000 required to fund the purchase of property and equipment and investment in cellular system equipment, $9,300,000 to purchase additional interests in affiliates, offset by a decrease of $21,248,000 to investments in and advances to affiliates from CIFC note repayments.

     Net cash provided by financing activities was $16,948,000 for the year ended September 30, 1998. This was primarily due to net increases as a result of the merger of $21,539,000, offset by distributions to minority interests of $4,433,000.

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

     On September 18, 1997, CIFC and the Company entered into a senior bank credit facility with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as fronting bank, and the other lenders named therein (the "Chase Credit Agreement"). The Chase Credit Agreement provides for aggregate credit commitments of up to $760 million comprised of term loans of $680,000,000 and a revolving credit facility of $80,000,000. All obligations of CIFC and the guarantors under the Chase Credit Agreement and the guarantees are secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement is secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down the $680,000,000 term loans under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. Advances made under to Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from 1.00% to 2.50% over prime for variable rate loans or 2.00% to 3.50% over LIBOR for fixed rate loans at September 30, 1998. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations on the $680,000,000 of term loans at net interest rates ranging from 6.9375% to 8.4375% through fiscal year 1999.

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

     As of September 30, 1998, the Company had unused commitments under the Chase Credit Agreement of $80,000,000 in the form of revolving loans. In addition to the liquidity provided by the Chase Credit Agreement, at September 30, 1998, the Company, on a consolidated basis, had available $26,153,000 of cash and cash equivalents.

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the year ended September 30, 1998 was $23,396,000. These expenditures were primarily for 34 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for fiscal year 1999 to be approximately $42,394,000 to optimize coverage, upgrade switching capacity, increase channel capacity and for digital upgrades.

     Currently, the Company's near-term debt service requirements consist primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its cash paid for interest under the Chase Credit Agreement for fiscal year 1999 will be approximately $58,736,000. The first principal payment for the Chase term loans is due December 31, 1999. Additional borrowings under the Chase Credit Agreement may be required if cash from operating activities is not sufficient to fund cash interest expense. See "The Credit Agreements" below.

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

     On December 2, 1998 CIFC and the Company borrowed $42,000,000 under the revolving credit facility to use with existing cash, to purchase affiliate interests in South Dakota.

     CIFC and the Company are currently in compliance with all covenants and anticipate they will continue to meet the requirements of the Chase Credit Agreement. Approval may be required from the participants in the Chase Credit Agreement for waivers or other amendments to the Chase Credit Agreement requested by CIFC or the Company.

Recently Issued Accounting Standards
------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company has not yet completed its evaluation of the impact of the adoption of SFAS 130.  In June 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating
segments.  SFAS 131 is not anticipated to have any impact on the Company.   In
June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be carried at fair value. The Company has not yet determined the impact of SFAS 133.

Supplemental Information:

                      SELECTED COMBINED AND PROPORTIONATE
                    OPERATING RESULTS OF CELLULAR LICENSEES
                (Amounts in thousands, except statistical data)

     The following unaudited table presents operating data for all cellular licensees in which the Company holds an interest. The "Combined," "Financed Proportionate" and "Company Proportionate" operating results, which are not included in the Company's consolidated financial statements, are provided to assist in understanding the results of the licensees in which the Company holds an interest. Generally accepted accounting principles ("GAAP") prescribe inclusion of revenues and expenses for consolidated interests (generally interests of more than 50%), but not for equity interests (generally interests of 20% to 50%) or cost interests (generally interests of less than 20%). Equity accounting ordinarily results in the same net income as consolidation; however, the net operating results are reflected on one line below operating income. Operating activity related to interests accounted for under the cost method are not reflected in a GAAP operating statement.

                                                                   Years ended September 30,
                                  ----------------------------------------------------------------------------------------
                                        1998        1997        1998            1997            1998            1997
                                  ----------------------------------------------------------------------------------------
                                          Combined (1)          Financed Proportionate (2)     Company Proportionate (3)
                                  --------------------------    --------------------------     ---------------------------
MANAGED MARKETS
Revenues:
 Cellular service                     $139,515    $126,755    $125,896      $116,238          $106,212            $ 96,034
 In-roaming                             56,463      46,389      51,222        42,504            44,611              36,023
 Equipment sales                         3,512       3,969       3,222         3,636             2,786               3,184
                                      --------    --------    --------      --------          --------            --------
   Total revenues                      199,490     177,113     180,340       162,378           153,609             135,241
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              25,176      29,058      23,277        27,027            19,623              22,648
   Equipment sales                      16,972      14,231      15,376        13,012            13,098              11,193
 General and administrative (4)         39,550      35,178      38,710        34,305            31,750              27,307
 Marketing and selling                  31,030      28,391      28,216        26,123            23,718              21,361
                                      --------    --------    --------      --------          --------            --------
   Total cash costs and
     expenses                          112,728     106,858     105,579       100,467            88,189              82,509
                                      --------    --------    --------      --------          --------            --------
EBITDA                                $ 86,762    $ 70,255    $ 74,761      $ 61,911          $ 65,420            $ 52,732
                                      ========    ========    ========      ========          ========            ========

Capital expenditures                  $ 23,396    $ 50,548    $ 19,590      $ 47,623          $ 16,009            $ 38,384

Subscriber count                       335,881     274,745     301,727       242,975           254,676             204,420
Total markets                               56          56          56            56                56                  56

NONMANAGED MARKETS
Revenues:
 Cellular service
   (including in-roaming)             $131,792    $119,194    $ 20,918      $ 18,802          $ 15,066            $ 13,761
 Equipment sales                         7,958       7,453         580           690               474                 551
                                      --------    --------    --------      --------          --------            --------
   Total revenues                      139,750     126,647      21,498        19,492            15,540              14,312
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                     28,970      25,440       4,153         4,242             2,973               3,114
   Equipment sales                      12,020       9,665         936         1,171               719                 880
 General and administrative             25,844      25,276       4,658         4,374             3,215               3,093
 Marketing and selling                  20,816      26,162       3,783         4,119             2,934               3,188
                                      --------    --------    --------      --------          --------            --------
   Total cash costs
     and expenses                       87,650      86,543      13,530        13,906             9,841              10,275
                                      --------    --------    --------      --------          --------            --------
EBITDA                                $ 52,100    $ 40,104    $  7,968      $  5,586          $  5,699            $  4,037
                                      ========    ========    ========      ========          ========            ========

Capital expenditures                  $ 14,621    $ 17,280    $  1,630      $  2,177          $  1,317            $  1,435

Subscriber count                       254,022     194,563      37,436        31,909            27,722              23,559
Total markets                               27          26          27            26                27                  26

                                                                                                 Years ended September 30,
                                                                                               ------------------------------
                                                                                                    1998           1997
                                                                                               ------------------------------

Reconciliation From Company Proportionate EBITDA to Consolidated Net Income (Loss):

Total proportionate EBITDA (managed and nonmanaged markets)                                       $ 71,119       $ 56,769
Depreciation and amortization                                                                      (21,928)       (17,681)
Interest expense                                                                                   (13,505)       (11,203)
Equity in nonlicensee affiliates                                                                    (1,374)       (11,550)
Minority interests                                                                                   1,167          3,035
Intercompany interest                                                                               12,841         10,075
Depreciation and amortization not owned by affiliates                                               (2,043)        (2,525)
Unallocated corporate expenses                                                                      (5,363)        (3,052)
Stock-based compensation expense                                                                   (23,849)             -
Gain (loss) on sales of affiliates                                                                       -            350
Interest expense (net) and other                                                                   (44,042)       (23,186)
Extraordinary charge                                                                               (33,500)             -
                                                                                                  --------       --------

Consolidated net income (loss)                                                                    $(60,477)      $  1,032
                                                                                                  ========       ========

_______________
(1) Includes 100% of the operating activity of all licensees, regardless of the Company's ownership interest. This is essentially equivalent to consolidating all licensees regardless of ownership percentage.
(2) Includes that percentage of a licensee's operating results which equals the Company's ownership interest as well as the ownership interest held by affiliates of the Company that are financed by CIFC.
(3) Includes only that percentage of a licensee's operating results which corresponds to the Company's ownership interest. This is essentially equivalent to a pro rata consolidation.
(4) Includes certain corporate costs and expenses for Financed and Company Proportionate.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are filed under this item, beginning on page II-15. The consolidated financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On April 17, 1998, the Board of Directors of the Company accepted and approved the replacement of Ernst & Young LLP with Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ended September 30, 1998. Ernst & Young LLP was notified of its dismissal on April 21, 1998, and Deloitte & Touche LLP of its engagement.

     During the Company's two most recent fiscal years and the subsequent interim period preceding April 21, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its report.

     Ernst & Young LLP's report on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principals. During the Company's two most recent fiscal years and through April 21, 1998, there were no reportable events (as described in Regulation S-K Item 304
(a)(1)(v)).

     During the Company's two most recent fiscal years and through April 21, 1998, the Company has not consulted Deloitte & Touche LLP with respect to any matter described in Regulation S-K Item 304 (a)(2)(i) and (ii).

     The Company has provided Ernst & Young with a copy of the disclosures contained herein and has requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of Ernst & Young LLP's letter dated April 27, 1998 is filed as Exhibit 16 to Form 8-K as filed on April 29, 1998.

                          Independent Auditors Report
                          ---------------------------



The Board of Directors and Stockholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheet of CommNet Cellular Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules as of and for the year ended September 30, 1998 listed in the Index at Item 14 (a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. and subsidiaries as of September 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                              DELOITTE & TOUCHE LLP

Denver, Colorado
December 10, 1998

                         Report of Independent Auditors
                         ------------------------------



The Board of Directors and Stockholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheet of CommNet Cellular Inc. as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14 (a)(2) as of and for the two years ended September 30, 1997. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)(1)) present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. at September 30, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein as of and for the two years ended September 30, 1997.



                              ERNST & YOUNG LLP

Denver, Colorado
December 5, 1997

                             COMMNET CELLULAR INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1998 and 1997

                   (Amounts in thousands, except share data)


ASSETS (Note 4)                                               1998      1997
------                                                        ----      ----

Current assets:
 Cash and cash equivalents                                  $ 26,153  $ 14,132
 Accounts receivable, net of allowance for
   doubtful accounts of $2,487 and $2,122 in
   1998 and 1997, respectively                                28,051    25,386
 Current portion of advances to affiliates                     3,438     2,873
 Prepaid expenses and other                                    1,682     1,344
 Inventory                                                     4,564     3,214
                                                            --------  --------

     Total current assets                                     63,888    46,949

Investment in and advances to affiliates (Notes 2 and 3)      33,637    47,211

Investment in cellular system equipment                        3,816    10,243

Property and equipment, at cost:
 Cellular system equipment                                   185,851   159,436
 Land, buildings and improvements                             35,280    31,688
 Furniture and equipment                                      23,155    19,505
                                                            --------  --------

                                                             244,286   210,629
 Less accumulated depreciation                                89,688    66,754
                                                            --------  --------

     Net property and equipment                              154,598   143,875

Other assets, less accumulated amortization of
 $37,295 and $36,883 in 1998 and 1997,
 respectively (Note 2):
   FCC licenses and filing rights                            100,380    98,216
   Deferred loan costs and other                              28,433     6,422
                                                            --------  --------

     Total other assets                                      128,813   104,638
                                                            --------  --------

                                                            $384,752  $352,916
                                                            ========  ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                          September 30, 1998 and 1997

                   (Amounts in thousands, except share data)


LIABILITIES AND STOCKHOLDERS' EQUITY                          1998        1997
------------------------------------                          ----        ----

Current liabilities:
 Accounts payable - trade                                 $   4,954   $   7,695
 Accounts payable - property and equipment purchases          3,675       8,228
 Accrued commissions                                            953       1,118
 Accrued interconnect costs                                   1,741       1,851
 Accrued operating taxes                                      3,891       2,809
 Other accrued liabilities                                    8,188       5,988
 Interest payable                                             2,421       2,302
 Current portion of long-term debt                                -       1,118
                                                          ---------   ---------

     Total current liabilities                               25,823      31,109


Long-term debt:
 Secured bank financing (Note 4)                            680,000       8,803
 Note payable and other long-term debt (Note 4)               2,916       2,916
 11 3/4% senior subordinated discount notes (Note 5)             83     159,133
 11 1/4% subordinated notes (Note 5)                              -      80,000

Minority interests                                           11,378       9,055

Commitments and contingencies (Note 6)

Stockholders' equity
 (Notes 2, 4, 8, 9, and 10):
 Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued                                   -           -
 Common Stock, $.001 par value; 40,000,000 shares
   authorized; 22,662,985 and 68,926,055 shares issued
   at September 30, 1998 and 1997, respectively                   5          14
 Capital in excess of par value                             307,271     165,989
 Deferred compensation to employees                          (2,661)          -
 Accumulated deficit                                       (640,063)   (104,103)
                                                          ---------   ---------

     Total stockholders' equity                            (335,448)     61,900
                                                          ---------   ---------

                                                          $ 384,752   $ 352,916
                                                          =========   =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended September 30, 1998, 1997 and 1996
            (Amounts in thousands, except share and per share data)

Revenues:                                                       1998          1997          1996
                                                                ----          ----          ----
 Service                                                    $   118,757   $   107,383   $    82,799
 In-roaming                                                      49,325        39,881        29,588
 Equipment sales                                                  3,353         3,603         2,809
                                                            -----------   -----------   -----------
                                                                171,435       150,867       115,196
Costs and expenses:
 Operations:
   Cost of service                                               24,429        28,108        21,577
   Cost of equipment sales                                       14,971        12,609        10,588
   General and administrative                                    34,023        30,343        23,038
   Marketing and selling                                         27,482        23,437        20,920
   Depreciation and amortization                                 25,182        20,461        18,149
 Corporate:
   General and administrative (Note 8)                           32,063         5,431         7,346
   Depreciation and amortization                                  1,454         1,655         1,601
   Less amounts allocated to
     nonconsolidated affiliates                                  (8,753)       (6,416)       (6,466)
                                                            -----------   -----------   -----------
                                                                150,851       115,628        96,753
                                                            -----------   -----------   -----------
Operating income                                                 20,584        35,239        18,443

Equity in net income (loss) of affiliates (Note 3)                5,127        (7,589)       (1,636)
Minority interest in net income of
 consolidated affiliates                                         (5,701)       (2,964)       (1,123)
Gains (losses) on sales of affiliates and other (Note 2)              -           350          (250)
Amortization of deferred costs                                   (2,651)       (1,072)       (2,090)
Interest expense                                                (49,212)      (29,464)      (28,208)
Interest income (Note 3)                                          4,876         6,532        10,468
                                                            -----------   -----------   -----------

Income (loss) before extraordinary charge                       (26,977)        1,032        (4,396)
Extraordinary charge related to early
 extinguishment of long-term debt (Note 5)                      (33,500)            -             -
                                                            -----------   -----------   -----------
Net income (loss)                                           $   (60,477)  $     1,032   $    (4,396)
                                                            -----------   -----------   -----------

Basic and diluted income (loss) per common share:
 Income (loss) before extraordinary charge                       $(0.68)         $.01        $(0.06)
 Extraordinary charge                                             (0.85)            -             -
                                                            -----------   -----------   -----------
 Basic and diluted net income (loss) per
   common share                                                  $(1.53)         $.01        $(0.06)
                                                            ===========   ===========   ===========

Weighted average common shares outstanding                   39,397,393    68,835,650    68,636,015
                                                            ===========   ===========   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 1996, 1997 and 1998

                   (Amounts in thousands, except share data)

                                                                           Deferred
                                                                         Compensation
                                                            Capital in    Related to
                                         Common Stock        Excess of     Employee     Accumulated
                                        Shares     Amount    Par Value      Options       Deficit
                                     ------------  -------  -----------  -------------  ------------

Balance at October 1, 1995            67,214,835     $ 13     $159,382        $     -     $(100,739)


Exercise of options                      240,000        -          978              -             -
Debenture and note
 conversion                            1,000,000        1        2,908              -             -
Issuance of Common Stock -
 acquisitions (Note 2)                   958,930        -        5,506              -             -
Issuance of Common Stock -
 ESOP (Note 9)                           122,435        -          707              -             -
Common Stock repurchased                (237,500)       -       (1,378)                           -
Net loss                                       -        -            -              -        (4,396)
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1996         69,298,700       14      168,103              -      (105,135)


Exercise of options                       53,750        -          221              -             -
Issuance of Common Stock -
 ESOP (Note 9)                            83,605        -          598              -             -
Common Stock repurchased                (510,000)       -       (2,933)             -             -
Net income                                     -        -            -              -         1,032
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1997         68,926,055       14      165,989              -      (104,103)


Exercise of options                       82,220        -          352              -             -
New share issued in connection
 with the Merger (Note 12)            19,695,835        4      141,806              -             -
Conversion of shares to cash in
 connection with the Merger          (66,041,125)     (13)           -              -      (475,483)
Stock offering costs                           -        -      (13,986)             -             -
Stock-based compensation (Note 8)              -        -       13,110         (2,661)            -
Net loss                                       -        -            -              -       (60,477)
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1998         22,662,985     $  5     $307,271        $(2,661)    $(640,063)
                                     ===========   ======     ========   ============   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1998, 1997 and 1996

                             (Amounts in thousands)


                                                   1998       1997      1996
                                                   ----       ----      ----

Operating activities:
 Net income (loss)                               $(60,477)  $ 1,032   $(4,396)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Extraordinary charge related to early
     extinguishment of long-term debt              33,500         -         -
   Minority interests                               5,701     2,964     1,123
   Compensation expense related
     to ESOP and option grants                          -       598       707
   Depreciation                                    23,930    19,266    16,933
   Amortization                                     5,357     3,922     4,907
   Equity in net loss (income) of affiliates       (5,127)    7,589     1,636
   Losses (gains) on sales of affiliates
     and other                                          -      (350)      250
   Interest expense on 11 3/4%
     senior discount notes                          6,614    17,170    15,318
   Stock-based compensation expense                10,449         -         -
   CoBank patronage income                              -       (99)     (289)
   Accrued interest on advances to
     affiliates                                    (3,709)   (5,833)   (8,738)
 Change in operating assets and liabilities,
   net of effects from consolidating acquired
   interests (Note 2):
   Accounts receivable                             (1,948)   (5,453)   (5,435)
   Inventory                                       (1,350)     (508)     (418)
   Prepaid expenses and other                        (278)     (101)     (600)
   Accounts payable and
     accrued liabilities                              250     8,688       462
   Interest payable                                   119      (254)     (709)
                                                 --------   -------   -------

Net cash provided by operating activities          13,031    48,631    20,751

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1998, 1997 and 1996

                             (Amounts in thousands)


                                                1998       1997       1996
                                                ----       ----       ----

Investing activities:
 Reductions in (additions to) investments
   in and advances to affiliates, net         $ 21,451   $  8,480   $ (4,112)
 Additions to property and equipment
   and investment in cellular system
   equipment                                   (28,437)   (37,363)   (32,320)
 Reductions in (additions to) other assets      (1,672)    (1,335)        58
 Proceeds from sales of interests in
   affiliates (Note 2)                               -        829        614
 Purchase of interests in affiliates, net
   of cash acquired and net of assets
   and liabilities recorded due to
   consolidation (Note 2)                       (9,300)      (924)    (3,676)
 Purchases of available-for-sale
   securities                                        -          -       (987)
 Sales of available-for-sale
   securities                                        -          -        987
                                              --------   --------   --------
Net cash used by investing activities          (17,958)   (30,313)   (39,436)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1998, 1997 and 1996

                             (Amounts in thousands)


                                                     1998       1997       1996
                                                     ----       ----       ----

Financing activities:
 Proceeds from secured bank financing             $ 695,000   $ 43,336   $ 16,250
 Payments of secured bank financing                 (24,765)   (57,763)   (28,270)
 Payment of 11  3/4% senior subordinated
   discount notes                                  (165,662)         -          -
 Payment of 11  1/4% subordinated notes             (80,000)         -          -
 Extraordinary charge related to early
   extinguishment of long-term debt                 (29,015)         -          -
 Loan fees and offering costs related
   to long-term debt                                (26,699)         -          -
 Reductions of obligation under capital leases         (158)      (301)      (308)
 Additions to notes payable                               -          -      2,916
 Distributions to minority interest                  (4,433)    (2,349)    (1,029)
 Capital contributions from minority interest             -      4,111          -
 Issuance of Common Stock, net of
   offering costs                                   128,176        221        978
 Repurchases of Common Stock                              -     (2,933)    (1,378)
 Conversion of Common Stock in connection
   with the Merger                                 (475,496)         -          -
                                                  ---------   --------   --------

Net cash (used) provided by financing
 activities                                          16,948    (15,678)   (10,841)
                                                  ---------   --------   --------

Net increase (decrease) in cash and
 cash equivalents                                    12,021      2,640    (29,526)

Cash and cash equivalents at beginning
 of year                                             14,132     11,492     41,018
                                                  ---------   --------   --------

Cash and cash equivalents at end of year          $  26,153   $ 14,132   $ 11,492
                                                  =========   ========   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1998, 1997 and 1996

                             (Amounts in thousands)


Supplemental schedule of additional cash flow information and noncash activities:

                                                                              1998      1997     1996
                                                                              ----      ----     ----

Cash paid for interest                                                        $42,479  $12,548  $14,012

Purchase of cellular system equipment
 through accounts payable                                                       3,675    8,228    2,116

Purchases of interests in affiliates by
 issuance of Common Stock                  -                                                 -    5,506

Conversion of convertible subordinated
 debentures and notes to Common Stock      -                                                 -    2,909

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

     All entities in which the Company has greater than a 50% interest are consolidated. All entities in which the Company has a 50% or less but 20% or greater interest are accounted for under the equity method. All entities in which the Company has less than a 20% interest are accounted for under the cost method.

     The Company and its affiliates owned interests in the following markets as of September 30, 1998:

                                                 Net Company
                MSA or                           Interest in
             RSA Code (1)          State         Licensee (2)
            --------------  -------------------  ------------

MSAs:       167             Duluth, MN - WI            16.34%
            206             Terre Haute, IN            16.67%
            241             Pueblo, CO                 73.99%
            253             Sioux City, IA             74.50%
            267             Sioux Falls, SD            51.00%
            268             Billings, MT               91.63%
            283             Lewiston-Auburn, ME        11.11%
            289             Rapid City, SD            100.00%
            297             Great Falls, MT            91.63%
            298             Bismarck, ND               51.00%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)


                                           Net Company
                MSA or                     Interest in
             RSA Code (1)       State      Licensee (2)
            --------------  -------------  ------------

RSAs:       348             Colorado            100.00%
            349             Colorado             61.75%
            351             Colorado             61.75%
            352             Colorado             66.00%
            353             Colorado            100.00%
            354             Colorado (B1)        69.40%
            355             Colorado             49.00%
            356             Colorado (B1)        49.00%
            389             Idaho                50.00%
            390             Idaho                33.33%
            392             Idaho (B1)          100.00%
            393             Idaho                91.64%
            415             Iowa                 10.11%
            416             Iowa                 78.57%
            417             Iowa                100.00%
            419             Iowa                 44.92%
            420             Iowa                100.00%
            424             Iowa                 50.00%
            425             Iowa                 13.28%
            426             Iowa                 49.14%
            427             Iowa                 49.17%
            428             Kansas                4.11%
            429             Kansas                4.11%
            430             Kansas                4.11%
            431             Kansas                4.11%
            432             Kansas                4.11%
            433             Kansas                4.11%
            434             Kansas                4.11%
            435             Kansas                4.11%
            436             Kansas                4.11%
            437             Kansas                4.11%
            438             Kansas                4.11%
            439             Kansas                4.11%
            440             Kansas                4.11%
            441             Kansas                4.11%
            442             Kansas                4.11%
            512             Missouri (B1)        14.70%
            523             Montana (B1)         91.63%
            523             Montana (B2)         91.63%
            524             Montana (B1)         91.63%
            526             Montana (B1)         91.63%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                     Net Company
MSA or                               Interest in
RSA Code (1)           State         Licensee (2)
--------------  -------------------  ------------

           527  Montana                    91.63%
           528  Montana                    91.63%
           529  Montana                    91.63%
           530  Montana                    91.63%
           531  Montana                    91.63%
           532  Montana                    91.63%
           553  New Mexico (B2)            58.36%
           555  New Mexico                 12.25%
           557  New Mexico                 16.33%
           580  North Dakota               53.36%
           581  North Dakota               65.06%
           582  North Dakota               41.45%
           583  North Dakota               49.00%
           584  North Dakota               61.75%
           634  South Dakota              100.00%
           635  South Dakota              100.00%
           636  South Dakota              100.00%
           638  South Dakota (B1)         100.00%
           638  South Dakota (B2)         100.00%
           639  South Dakota (B1)         100.00%
           639  South Dakota (B2)         100.00%
           640  South Dakota               64.49%
           641  South Dakota               61.13%
           642  South Dakota               49.00%
           675  Utah                      100.00%
           676  Utah                      100.00%
           677  Utah (B3)                 100.00%
           678  Utah                       80.00%
           718  Wyoming                    66.00%
           719  Wyoming                   100.00%
           720  Wyoming                   100.00%

     (1) Metropolitan Statistical Area ("MSA") rankings are based on population as established by the FCC. Rural Service Areas ("RSAs") have been numbered by the FCC alphabetically by state.
     (2) Represents the net ownership interest held by the Company in the licensee for the respective market.

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

     For those affiliates which do not have other stockholders or partners which provide funding to the affiliates and the underlying affiliate has not attained a positive accumulated earnings position, the Company records all operating losses, recognizing that the minority interests have no funding obligation. The Company also recognizes all operating income from these affiliates until the underlying affiliate has attained a positive accumulated earnings position.

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

     Accounts receivable

     The Company performs credit evaluations of its customers' financial condition prior to initial activation and generally does not require collateral. Receivables generally are due within 30 days. The Company's provision for doubtful accounts receivable was approximately $2,487,000, $3,789,000 and $1,231,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Long-lived assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for
                   ----------------------------------------------------------
Long-Lived Assets to be Disposed Of, which requires impairment losses to be
-----------------------------------
recorded on long-lived assets used in operations when indicators of impairment are present. As of October 1, 1996, the date of adoption, and as of September 30, 1997 and 1998, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable assets.

     Deferred debt issuance costs

     Deferred debt issuance costs relate to the offerings of senior notes and to loan agreements (see Notes 4 and 5). These costs are being amortized over the respective terms of the notes and loans.

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

     The Company incurs certain indirect costs related to cell site construction. As a result, the Company capitalized $1,975,000, $2,870,000 and $1,937,000 for the years ended September 30, 1998, 1997 and 1996, respectively, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $303,000, $749,000 and $429,000 to nonconsolidated affiliates for the years ended September 30, 1998, 1997 and 1996, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $7,109,000, $4,453,000 and $2,825,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

     Income taxes

     A current or deferred income tax asset or liability is recognized for temporary differences which exist due to recognition of certain income and expense items for financial reporting purposes in periods different than for tax reporting purposes.

     Earnings per common share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in fiscal 1998. SFAS No. 128 requires retroactive restatement of earnings per share data for all years presented. In accordance with SFAS No. 128, the increase in weighted average common shares assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 1,486,000, 8,116,000, and 6,752,000 weighted average shares for 1998, 1997 and 1996 respectively. However, diluted earnings per share are not presented as the effect is anti-dilutive.

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

     Related party transactions

     As a result of the Merger, the Company entered into a monitoring agreement with its majority shareholder, effective February 10, 1998 requiring a $500,000 annual payment. During the year ended September 30, 1998, the Company incurred $362,000 of expense under the agreement. In addition, certain members of management have entered into an agreement with the majority shareholder whereby they will receive consideration upon the attainment of certain financial measures as defined in the agreement.

     During the year ended September 30, 1998, the Company paid $1,104,000 to a minority shareholder for consulting services. No such expenses were incurred during the years ended September 30, 1997 and 1996.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Certain reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 financial statement presentation.


2.   Business acquisitions and dispositions
     --------------------------------------

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

     In September 1996, the Company acquired 577,812 shares of convertible preferred stock in TVX, Inc. for approximately $800,000. TVX develops and markets products for the management of digital video and images, including visual observation and verification products for the security industry. Prior to this acquisition, the Company held 1,157,022 shares of Common Stock or 39% voting interest in TVX, Inc. and 484,756 shares of redeemable convertible
preferred stock with a redemption value of $484,756.   During fiscal 1997, the
Company wrote off its investment in TVX, Inc. recognizing an approximate $3,288,000 charge reflected in equity in net loss of affiliates. TVX, Inc. ceased operations during the third fiscal quarter of 1997.

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

     1998

     In April 1998, the Company purchased an additional 90% interest in one managed RSA market for $9,000,000 in cash.

     In May 1998, the Company purchased an additional 16% interest in one managed RSA market for $300,000 in cash.

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $56,100,000.

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

     The following represents the pro forma results of operations as if the above noted acquisitions and dispositions had occurred at the beginning of the respective period in which the acquisition or disposition occurred, as well as at the beginning of the immediately preceding period:

                                                                      Years ended September 30,
                                                           ---------------------------------------------
                                                                    1998        1997       1996
                                                                    ----        ----       ----
                                                            (Amounts in thousands, except per share data)

     Revenues                                                      $178,616   $158,585   $118,603
     Equity in net income (loss) of affiliates                        4,302     (8,204)    (1,933)
     Income (loss) before extraordinary charge                      (26,051)     1,936     (5,694)
     Net income (loss)                                              (59,551)     1,936     (5,694)
     Basic and diluted net income (loss)
       per common share                                               (1.51)       .03       (.08)


3.   Investment in and advances to affiliates
     ----------------------------------------

     Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:

                                        September 30,
                                   ------------------------
                                      1998         1997
                                   -----------  -----------
                                    (Amounts in thousands)

     Investment                      $ 15,704     $ 22,912
     Equity in loss  cumulative       (10,031)     (28,629)
     Advances and other                31,402       55,801
                                     --------     --------

                                     $ 37,075     $ 50,084
                                     ========     ========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Investment in and advances to affiliates
     ----------------------------------------

     The combined financial position of the nonconsolidated affiliates is as follows:

                                                                                                        September 30,
                                                                                                 -------------------------
                                                                                                      1998         1997
                                                                                                 --------------  ---------
                                                                                                   (Amounts in thousands)

Current assets                                                                                        $  9,782   $  8,315
Investment in affiliated limited partnerships                                                            8,973      9,229
Property and equipment, net of accumulated
 depreciation                                                                                           16,917     19,179
Other assets                                                                                             2,031      3,582
                                                                                                      --------   --------

 Total assets                                                                                         $ 37,703   $ 40,305
                                                                                                      ========   ========

Due to CommNet Cellular Inc.                                                                          $    854   $ 14,883
Due to Cellular, Inc. Financial Corporation                                                             23,210     38,464
Other liabilities                                                                                        5,382      6,577
Minority interests                                                                                       1,020        842
Owners' equity (deficit)                                                                                 7,237    (20,461)
                                                                                                      --------   --------

Total liabilities and owners' equity (deficit)                                                        $ 37,703   $ 40,305
                                                                                                      ========   ========

Combined operations of these nonconsolidated affiliates are summarized as follows:

                                                                                            Years ended September 30,
                                                                                      -----------------------------------
                                                                                        1998            1997       1996
                                                                                      --------        --------   --------
                                                                                             (Amounts in thousands)
Revenues                                                                              $ 29,571        $ 28,539   $ 21,826
Operating costs                                                                        (21,653)        (33,729)   (29,262)
Minority interests                                                                        (663)           (486)      (276)
Equity in income of affiliates                                                           4,077           2,445      3,811
                                                                                      --------        --------   --------

Net income (loss)                                                                     $ 11,332        $ (3,231)  $ (3,901)
                                                                                      ========        ========   ========

     Interest income on advances to affiliates was $3,709,000, $5,833,000 and $8,738,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

     Certain advances to affiliates bear interest at the prime rate of Norwest Bank (8.25% at September 30, 1998, 8.50% at September 30, 1997 and 8.25% at September 30, 1996) plus 2%. These advances to and receivables from affiliates are temporary in nature, and are generally refinanced under loan agreements with Cellular Inc. Financial Corporation, a wholly-owned subsidiary of the Company ("CIFC"). The CIFC loans generally bear interest at the 90-day LIBOR rate plus a margin (determined based upon the affiliates' leverage ratio) and will be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the licensee providing cellular service.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Secured bank financing and note payable
     ---------------------------------------

     At September 30, 1997 CIFC had borrowed $9,762,000 under the CoBank credit facility of which $976,000 was classified as current. At September 30, 1997 interest was payable at prime plus .25% for variable rate loans or LIBOR plus 1.75% for fixed rate loans. At September 30, 1997, loans were fixed for terms ranging from one to three months at an average rate of 7.41%.

     On September 18, 1997, the Company and CIFC entered into a secured financing agreement with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as rating bank, and the other lenders named therein (the "Chase Credit Agreement") which provides for aggregate credit commitments of up to $760 million. All obligations of CIFC and the Company's wholly-owned subsidiaries (the "guarantors") under the Chase Credit Agreement will be secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. CIFC's assets totaled approximately $294,235,000 and $252,451,000 at September 30, 1998 and 1997, respectively. In addition, the Chase Credit Agreement is secured by a first priority security interest in substantially all of the assets held by CommNet Cellular Inc. and certain of its wholly-owned subsidiaries, to the extent CommNet Cellular Inc. and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on common stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase common stock or debt.

     Of the $760 million available under the Chase Credit Agreement, $680 million is comprised of term loans and $80 million is a revolver. On February 10, 1998 the entire term loan facility was borrowed by CIFC and remained outstanding at September 30, 1998. Quarterly amortized principal payments on the term loans begin December 31, 1999 with the final principal payment due September 30, 2007. At September 30, 1998, interest was payable at prime plus margins ranging from 1.00% to 2.50%. Interest rate margins are determined for $200 million of the term loans and revolving loans based on the Company's leverage ratio and are set at three levels for the remaining $480 million of term loans. A commitment fee is payable by CIFC under the Chase Credit Agreement on the average daily unborrowed commitment. At September 30, 1998, the commitment fee was .5% per annum.

     As mandated by the Chase Credit Agreement, the Company has fixed the interest rates on $408,000,000 of the borrowings through interest rate protection agreements in the form of one interest rate collar and two interest rate swaps with Chase. These agreements effectively reduce the interest rate exposure of the Company, and are accounted for as effective interest rate hedges. On October 19, 1998, CIFC fixed interest rates on the term loans for a one-year period at an average interest rate of 7.81%.

     One consolidated affiliate of the Company has entered into a financing arrangement with First Union National Bank (formally CoreStates Bank, N.A.) to refinance prior indebtedness, finance working capital and capital expenditures and fund distributions to its partners. The affiliate may borrow up to $3,500,000 through September 30, 1999 at which time the loan becomes a reducing revolving loan through September 30, 2001. At September 30, 1998 and September 30, 1997, the affiliate had borrowed $2,916,000 at an interest rate of 7.00% and 7.56%, respectively.

     Aggregate maturities of the secured bank financing and note payable for each of the next five years ending September 30 are as follows: 1999 - $0; 2000
- $6,091,000; 2001 - $22,425,000; 2002 - $35,300,000; 2003 - $40,384,000; 2004
and thereafter - $578,800,000.

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

     On February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11 3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11 1/4% Subordinated Notes in connection with the Merger (See Note 12.). As a result of the extinguishments, the Company recorded a $33,500,000 extraordinary charge during the fiscal year ended September 30, 1998 primarily as a result of prepayment call premiums.


6.   Commitments and contingencies
     -----------------------------

     The Company leases office space and equipment under agreements which provide for rental payments. Certain of these lease agreements contain renewal option clauses. Rent expense was $6,368,000, $5,266,000 and $3,798,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

     The aggregate annual rental commitment as of September 30, 1998 is as follows (amounts in thousands):


                1999            $ 4,370
                2000              3,267
                2001              2,873
                2002              2,394
                2003              1,480
                Future years      7,008
                                -------
                                $21,392
                                =======

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Commitments and contingencies (continued)
     -----------------------------

     On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, all full-time employees are permitted to contribute up to 15% of gross compensation, subject to certain limitations into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 6% of the employee's eligible compensation. During the years ended September 30, 1998, 1997 and 1996, the Company contributed $223,000, $189,000 and $84,000, respectively as matching contributions.

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

     On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleged intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The court granted the Company's motion for a directed verdict in favor of the Company. Rye has appealed this decision to the Colorado Court of Appeals. Rye seeks, among other things, general and specific damages of not less than $5,493,840, exemplary damages, fees and costs. The Company intends to defend the lawsuit vigorously.

     Former employees of CommNet Cellular Inc., Homer Hoe and Amy M. Shapiro are claiming $963,000 and $551,000 respectively plus 12 months' of benefits against the Company for payments which they allege are due under change-in-control agreements that they allege were triggered by the Merger (See Note 12.). The Company is defending this case which has been submitted to binding arbitration. Hearing has been set for March 9-11, 1999. The Company is vigorously defending this action.

     On May 29, 1997 a lawsuit was filed on behalf of all the stockholders of CommNet Cellular Inc. alleging improper acts by the officers and directors of CommNet Cellular Inc. with respect to the merger between CommNet Cellular Inc. and AV Acquisition Corporation (Blackstone) and seek unspecified damages. The parties have entered into a Memorandum of Understanding settling this case for payment by CommNet Cellular Inc. of $450,000 to Plaintiff's attorneys to cover their fees and costs. CommNet has also agreed to pay up to $250 in broker's fees to any class member who wishes to purchase additional CommNet Cellular Inc. stock and to obtain a fairness opinion prior to engaging in any merger where the Shares held by the public shareholders are converted into cash or other consideration. Insurance carriers for CommNet have agreed to pay $400,000 to CommNet Cellular Inc. as payment of CommNet's claim under its D&O policy. Notices have been sent to members of the class. Once the class members have had an opportunity to respond, the court may approve the settlement as final.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Income taxes
     ------------

     At September 30, 1998, the Company had cumulative NOL carryforwards of $157,593,000 for income tax purposes and tax credit carryforwards of $942,000. On February 10, 1998, the Company experienced an ownership change as defined under Internal Revenue Code (S)382. Accordingly, the pre-change NOL of $86,379,000 will be limited in utilization to $10,775,000 per year plus any adjustments necessary under (S)382. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2018 and the tax credit carryforwards, if not offset against regular taxes, will expire between 2008 and 2018. There was no income tax provision for the years ended September 30, 1998, 1997 and 1996 as a result of net operating losses.

     As of September 30, 1998 and 1997, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           September 30,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                                                       (Amounts in thousands)

     Deferred tax assets:
       Net operating loss carryforwards                 $ 59,886     $ 17,163
       Tax credit carryforwards                              942          993
       Intangible assets                                   6,912        7,684
       Inventory                                             249          491
       Accrued liabilities                                   412          270
       Interest expense on 11  3/4% discount notes             -       22,471
       Other, net                                            324          349
       Other capitalized costs, net                       10,901        2,700
                                                        --------     --------
         Total deferred tax assets                        79,626       52,121
                                                        --------     --------

     Deferred tax liabilities:
       License costs                                      23,952       21,928
       Equity method investments                           5,599        1,912
       Property and equipment                              8,137        5,619
                                                        --------     --------
         Total deferred tax liabilities                   37,688       29,459
                                                        --------     --------

       Net deferred tax asset                             41,938       22,662
       Valuation allowance                               (41,938)     (22,662)
                                                        --------     --------

     Net deferred taxes                                 $      -     $      -
                                                        ========     ========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Income taxes (continued)
     ------------

     The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided:

                                                             Years ended September 30,
                                                             --------------------------
                                                    1998                1997               1996
                                                  ---------             ----               ----
                                                              (Amounts in thousands)

     Income tax provision (benefit) at federal
        statutory rate                            $(20,964)           $ 361              $(1,539)

     Benefit of tax losses not recognized           20,964                -                1,539

     Benefit due to utilization of regular tax
        NOL carryforwards                                -             (361)                  -
                                                  --------           -------            --------
        Total income tax expense                  $      -            $   -             $     -
                                                  ========           =======            ========


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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Stock options (continued)
     --------------------

     An analysis of options related to the Company's benefit plans is as follows:

                                                                                                          Weighted
                                      Omnibus Stock                                                       Average
                                           and                Amended               Exercise              Exercise
                                     Incentive Plan            Plan               Price Range              Price
                                   -------------------  -------------------  ----------------------  ------------------

Outstanding options at September
 30, 1996                                   8,006,875                                $2.35 - $5.125              $4.524

 Granted                                    1,476,250                                        $5.875              $5.875
 Forfeitures                                  (44,375)
 Exercised                                    (53,750)                               $2.60 - $5.125              $4.854
                                           ----------

Outstanding options at September
 30, 1997                                   9,385,000                                $2.35 - $5.875              $4.742

 Granted                                            -
 Forfeitures                                        -
 Exercised                                    (82,220)                               $0.84 - $5.875
 Transfer to amended plan                  (4,835,225)           4,835,225
 Options canceled per Merger               (4,359,805)          (3,237,275)
                                           ----------   ------------------
Options outstanding at September
 30, 1998                                     107,750            1,597,950           $0.84 - $3.162              $ 1.42
                                           ==========   ==================

Options available for grant at
 September 30, 1998                                 -                    -
                                           ==========   ==================


     In September 1995, the Company granted options to purchase 300,000 shares of Common Stock to a former officer at an exercise price of $6.075. These options are exercisable over a period of four years from the date of grant. In June 1996, options to purchase 150,000 of these shares were canceled. The remaining 150,000 shares were canceled per the Merger agreement.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Stock options (continued)
     --------------------

     On October 1, 1996, the Company granted options to purchase 4,500 shares of Common Stock to three key agents, under the Key Agent Stock Option Plan, at a price of $5.775. These 4,500 shares were canceled per the Merger.

     Stock-based compensation

     The Company applies APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. Under APB 25, no compensation expense is recognized for options granted to employees which are at or above market value.

     During the year ended September 30, 1998, the Company and certain option holders negotiated certain changes to the terms of option agreements affecting most, but not all of the outstanding options. A portion of the vested value of the options were paid in cash based on the price of common shares on the date of Merger and, pursuant to APB 25, 13,400,000 of compensation expense was recorded in February 1998. In addition options outstanding that were not paid in cash on the date of the Merger were changed such that the expiration date of options was extended from ten years after date of grant to February 5, 2008. However, any appreciation in the value of an option due to increases in the value of Common Stock over $36 per share (the value of a share of Common Stock on February 10, 1998, the date of the Merger) became subjected to vesting over six years, with a limit on vesting of 75% of such appreciation until a liquidation event as defined in the replacement stock option agreements. In addition, the number of options and exercise prices were reduced such that the value of unexercised options on February 10, 1998 remained constant and the number of shares subject to all options held by participants bore the same relationship to the total number of shares of common stock outstanding on a fully-diluted basis after the Merger. These changes created a new measurement date for options in a transaction not involving cash, resulting in recognition of $12,652,000 of compensation recorded as capital in excess of par value and $10,400,000 recorded in the current fiscal year as compensation expense. The excess $2,252,000 of compensation has been recorded as a component of equity and will be recognized as compensation expense ratably over the vesting period.

     Had compensation cost for the company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's pro forma net income and earnings per share would have been as follows:

                                                     1998       1997      1996
                                                   ---------  --------  --------

     Pro forma net loss                            $(60,101)  $(9,798)  $(5,607)

     Pro forma basic and diluted loss per share    $  (1.53)  $  (.14)  $  (.08)


     Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.67%, 6.10% and 5.85%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .41, .36 and .39; and a weighted average expected life of the option of six years for 1998 and eight years for 1997 and 1996. The weighted average fair value of options granted during the years ended September 30, 1998, 1997 and 1996 was $28.90, $15.68 and $14.01, respectively.

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


9.   Employee stock ownership plan
     -----------------------------

     On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a Trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $598,000 (83,605 shares), and $707,000 (122,435 shares) were made to the ESOP for the years ended September 30, 1997 and 1996, respectively. Shares are deemed issued for accounting purposes in the year that ESOP contribution expense is recognized. In connection with the Merger, the ESOP was terminated in 1998.

10.  Stockholders' equity
     --------------------

     In December 1990, the Board of Directors declared a dividend distribution of one right (a "Right") attached to each outstanding share of the Company's Common Stock at any point in time. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, at a price of $9 per one one-hundredth of a share, subject to adjustment (the "Purchase Price").

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Stockholders' equity (continued)
     --------------------

     In August 1996, the Company announced a program to repurchase, from time to time, up to $20,000,000 of its outstanding Common Stock using available liquidity to fund the repurchases. At September 30, 1997, the Company had repurchased 747,500 shares at prices ranging from $5.55 - $5.825 per share for an aggregate price of $4,310,938. The program was discontinued during fiscal 1997.

     In March 1997, the Company entered into a Retirement and Consulting Agreement with an executive officer, whereby upon retirement from the Company 82,090 shares of restricted stock will be issued. As a result of the agreement, the Company has recorded $458,000 of deferred compensation as of September 30, 1998.


11.  Fair values of financial instruments
     ------------------------------------

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Advances to affiliates:  The carrying amounts of the Company's advances to
     ----------------------
and receivables from affiliates approximate their fair value due to borrowings carrying a variable interest rate.

     Long and short-term debt:  The carrying amounts of the secured bank
     ------------------------
financing and note payable borrowings approximate their fair value as all borrowings either carry a variable interest rate or fixed interest rates having a term of three months or less. Other long-term debt is valued based on quoted market prices.

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1998 and 1997 are as follows:

                                                        Carrying Amount                        Fair Value
                                               ----------------------------------  ----------------------------------
                                                     1998              1997              1998              1997
                                               ----------------  ----------------  ----------------  ----------------
                                                                       (Amounts in thousands)

Cash and cash equivalents                              $ 26,153          $ 14,132          $ 26,153          $ 14,132
Advances to affiliates and other                         42,143            55,801            42,413            55,801
Notes payable                                             2,916             2,916             2,916             2,916
Secured bank financing                                  680,000             9,921           680,000             9,921
11  1/4% subordinated notes                                   -            80,000                 -            91,800
11  3/4% senior subordinated discount notes                  83           159,133                88           173,780

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


13.  Subsequent events
     -----------------

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $56,100,000. As a result of the closing, all pending claims and litigation were resolved. The Company financed approximately $42,000,000 of the purchase price through borrowings under the Chase Credit Agreement revolver, and the remainder through existing cash balances.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Quarterly financial data (unaudited)
     ------------------------------------

     Quarterly financial data and per share data are presented below (amounts in thousands, except for per share data):

                                      First     Second      Third    Fourth
Quarterly Financial Data             Quarter    Quarter    Quarter   Quarter
-----------------------------------  --------  ---------  ---------  -------

     1998

     Revenues                        $39,344   $ 34,499   $ 42,780   $54,812

     Operating income (loss)           8,270    (11,211)     2,141    21,384

     Income (loss) before
       extraordinary charge            1,000    (21,304)   (12,958)    6,285

     Net income (loss)                 1,000    (54,804)   (12,958)    6,285

     Basic and diluted income
       (loss) per share:
       Income (loss) before
         extraordinary charge        $  0.01   $  (0.49)  $  (0.57)  $  0.28
       Basic and diluted net
         income (loss)               $  0.01   $  (1.27)  $  (0.57)  $  0.28

     -----------------------------------------------------------------------

     1997

     Revenues                        $34,496   $ 31,734   $ 38,118   $46,519

     Operating income                  5,431      4,681      8,537    16,590

     Net income (loss)                (1,375)    (2,913)      (627)    5,947

     Basic and diluted net income
       (loss) per share              $ (0.02)  $  (0.04)  $  (0.01)  $  0.09


                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                                  Age  Position
----                                  ---  --------

Arnold C. Pohs                         70  Chairman of the Board, President, Chief Executive Officer and
                                           Director

Daniel P. Dwyer (2)                    39  Executive Vice President, Treasurer, Chief Financial Officer
                                           and Director

Andrew J. Gardner                      44  Senior Vice President and Controller

David S. Lynn                          41  Senior Vice President - Network Operations

Timothy C. Morrisey                    45  Executive Vice President - Sales Operations

James C. Everson                       48  Vice President, Secretary and General Counsel

Mark T. Gallogly (2)                   41  Director

Lawrence H. Guffey (2)                 30  Director

Glenn H. Hutchins                      43  Director

Simon P. Lonergan (1)                  30  Director

William J. Ryan (1)(2)                 66  Director

John P. Scully (1)(2)                  52  Director

----------
(1)  Member Audit Committee.
(2)  Member Compensation Committee.

     The members of the Board of Directors are elected annually at each annual meeting. Currently, there is one vacancy.

     Arnold C. Pohs has been Chairman of the Board of the Company since February 1991, President and Chief Executive Officer since August 1989 and a director since September 1985. Mr. Pohs served as Executive Vice President of the Company from January 1986 through August 1989. Mr. Pohs was designated Chief Operating Officer of the Company in August 1987, prior to which time he was the Chief Financial Officer of the Company. Mr. Pohs currently serves as Chairman Emeritus and a director of the Executive Committee of the Board of Directors of the Cellular Telecommunications Industry Association. He is a member of the board and past Chairman of the CTIA Foundation for Wireless Telecommunications.

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

                                     III-1

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

     Jame C. Everson was named General Counsel and Secretary of the Company in March 1998. He was Vice President - Legal Affairs from March 1996 to March 1998 and has been legal counsel to the Company since March 1992.

     Mark T. Gallogly was designated a director of the Company in February 1998. Mr. Gallogly is a member of the limited liability company which acts as the general partner of the Blackstone Entities. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a member of the boards of directors of InterMedia VI Cable TV, and Time Warner-Fanch Co.

     Lawrence H. Guffey was designated a director of the Company in February 1998. Mr. Guffey is a Vice President of The Blackstone Group L.P., with which he has been associated since 1991. He is a member of the board of directors of TW Fanch-One Co.

     Glenn H. Hutchins was designated a director of the Company in May 1998. He is a member of the limited liability company which acts as the general partner of the Blackstone Entities. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1994. Previously, he was a Managing Director of Thomas H. Lee Co. ("THL") from 1987 until 1994. Mr. Hutchins is a member of the boards of directors of Clark Refining & Marketing, Inc., Clark USA, Inc. American Axle and Manufacturing Holdings, Inc., American Axle and Manufacturing, Inc., Corp Banca (Argentina) S.A., Corp Group C.V., and Haynes International, Inc.

     Simon P. Lonergan was designated a director of the Company in February 1998. Mr. Lonergan is an Associate of the Blackstone Group L.P., which he joined in 1996. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Advisory Committees of Intermedia Partners VI and Graham Packaging Company.

     William J. Ryan was designated a director of the Company in May 1998. Mr. Ryan was named CEO of Price Communications Wireless, a subsidiary of Price Communications Corporation ("Price"), in October 1997 following the purchase of Palmer Wireless, Inc. by Price. From 1995 to October 1997, Mr. Ryan was President & CEO of Palmer Wireless, Inc. Prior thereto, he was President & CEO of Palmer Communications Incorporated. Mr. Ryan is currently Trustee, Naples Community Hospital; Vice Chairman, Naples Philharmonic Center for the Arts; Director, Florida Council on Economic Education; Member CATV Pioneers, Broadcast Pioneers, and the International Radio & Television Society.

     John P. Scully was designated a director of the Company in May 1998. From May 1992 until April 1998, Mr. Scully was Vice President External Relations & Colorado for U S WEST Communications. In March 1997, external relations responsibilities were added. Mr. Scully serves on the boards of the Greater Denver Chamber of Commerce (past chairman), the Metro Denver Board of Governors, the Public Education and Business Coalition (past chairman), the Denver Center for the Performing Arts, the State Board of Agriculture, the Urban League of Metro Denver and the National Exchange Carrier Association.

Item 11.  Executive Compensation.

                                     III-2

                                     III-3

                           SUMMARY COMPENSATION TABLE


     The following table sets forth the compensation received by the named Executive Officers for each of the three years ended September 30, 1998.


                                                                                       Long-Term
                                                                                       ---------
                                                   Annual Compensation                Compensation
                                                   -------------------                ------------
   Name and Principal Position     Year  Salary ($)       Bonus ($)      All Others    Options (#)     All Others
   ---------------------------     ----  ----------       ---------      ----------    -----------     ----------
                                                                          ($)(1)                        ($)(2)
                                                                          ------                        ------
Arnold C. Pohs...................  1998    450,000          242,811           3,703               -         7,088
   Chairman of the Board,          1997    400,000          234,944          10,778               -         9,750
    President and Chief            1996    350,000          149,306          11,473         100,000        10,125
    Executive Officer


Daniel P. Dwyer..................  1998    350,000          151,082           8,006               -         7,088
   Executive Vice President,       1997    300,000          140,966           4,242               -         9,750
    Treasurer and Chief            1996    250,000           83,598           2,880          50,000        10,125
    Financial Officer


Timothy C. Morrisey..............  1998    175,000           74,141           6,256               -         7,088
   Executive Vice President -      1997    158,000           72,978          11,463               -         9,750
    Sales Operations               1996    132,000           36,753               -          20,000        10,125


David S. Lynn....................  1998    165,000           54,537              58               -         7,088
   Senior Vice President -         1997    148,000           51,950               -               -         9,650
    Network Operations             1996    132,000           35,103               -          20,000        10,125


Andrew J. Gardner................  1998    155,000           51,232              58               -         7,088
   Senior Vice President and       1997    138,000           49,075               -               -         9,750
    Controller                     1996    126,000           35,082               -          20,000        10,125

__________
(1) The amounts shown represent premiums paid on supplemental health benefits for certain named executives.

(2) The amounts shown represent contributions by the Company to defined contribution plans.

                                     III-4

Change in Control Agreements
----------------------------

     In July 1993, the Board of Directors approved change in control agreements with Messrs. Pohs and Dwyer. In October 1994, the Board authorized a comparable agreement with Mr. Hoe, the Company's then Chief Information Officer. In November 1995, the Board authorized comparable agreements with Messrs. Gardner, Lynn and Morrisey, the Company's Senior Vice President and Controller, Senior Vice President - Network Operations, and Executive Vice President - Sales Operations, respectively, and Ms. Shapiro, the Company's then Senior Vice President and General Counsel. The purpose of these agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change in control of the Company. These agreements provide that in the event of a change in control of the Company, as that term is defined in the agreements, each officer is entitled to receive certain severance benefits upon the subsequent termination or constructive termination of employment, unless such termination is due to death, disability or voluntary retirement; unless the termination is by the Company for cause (as defined in the agreements) or is by the officer for other than good reason (as defined in the agreements).

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

     On February 10, 1998, the date of the Merger, Messrs. Pohs, Dwyer, Gardner, Lynn and Morrisey executed an amendment to their change in control agreements. Under the amendment, each officer is entitled to receive certain severance benefits upon termination or constructive termination of employment subject to the same conditions as the original agreements, but only if termination occurs prior to February 10, 2000. In addition, the amendment causes the agreements to expire on February 10, 2001. Mr. Hoe and Ms. Shapiro did not execute an amendment to their agreements. Both Mr. Hoe and Ms. Shapiro have asserted that they are entitled to receive severance benefits under their change in control agreements, however the Company believes that no such benefits are owed by the Company.

     On March 30, 1997, CommNet and Mr. Pohs entered into a Retirement and Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Pohs will receive the following upon his retirement from the Company: (i) a payment equal in amount to the additional employment contributions and matching contributions under the CommNet Cellular Inc. Retirement Savings Plan and the ESOP to which Mr. Pohs would have been entitled had such contributions been determined without regard to the statutory limits applicable to such contributions under the Code for the five year period ending on Mr. Pohs' retirement date; (ii) a payment equal to the present value of five times the annual premium cost with respect to Mr. Pohs' coverage level and plan option of the Company's health plan and the Exec-U-Care Medical Reimbursement Insurance; and (iii) a grant of 82,090 shares of restricted stock under the CommNet Cellular Inc. Omnibus Stock and Incentive Plan (which shares will vest upon death, disability, the end of the consulting period described below or a change of control). The Consulting Agreement also provides that the Company will retain Mr. Pohs as a consultant for a period of six years following his retirement in exchange for a consulting fee equal to 50% of Mr. Pohs' final annualized base salary plus his final year's annualized bonus per year. In the event of a change in control of the Company, as defined in the Consulting Agreement, (i) if Mr. Pohs has not yet retired, he may elect to receive the benefits set forth in his change of control agreement, as described in the two preceding paragraphs, or to receive the benefits provided for in the Consulting Agreement, and (ii) if Mr. Pohs has retired, he will be entitled to receive a lump-sum payment of all consulting fees due for the remaining portion of the consulting arrangement, and all restrictions on the shares granted pursuant to the Consulting Agreement will lapse.

                                     III-5

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

                                     III-6

                        1998 AGGREGATED OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

     The following table provides information on the value of unexercised options at
September 30, 1998.

                                                                                          Value of Unexercised
                                     Number of Unexercised Options at                     In-the-Money Options
                                             Fiscal Year End                               at Fiscal Year End
                                ----------------------------------------       ----------------------------------------
          Name                          Vested           Unvested (1)                 Vested             Unvested
-------------------------         ------------------  ------------------         ------------------  ------------------

Arnold C. Pohs                               933,150                   -                 $5,539,000          $2,659,000
Daniel P. Dwyer                              328,370                   -                  1,895,000             936,000
Timothy C. Morrisey                           59,150                   -                    300,000             169,000
David S. Lynn                                 90,740                   -                    500,000             259,000
Andrew J. Gardner                             48,760                   -                    272,000             139,000

(1) The option shares are 100% vested up to $36 per option. Any additional appreciation above $36 is subject to a six-year vesting schedule.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     At December 14, 1998, there were 22,662,985 shares of Common Stock of the Company issued and outstanding. As of such date options to purchase 1,705,700 shares were outstanding. Each holder of Common Stock, but not unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of stockholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the Nasdaq National Market under the symbol CELS.

     The following table sets forth information regarding ownership of the Company's Common Stock as of the filing date of this report by each person who is known by management of the Company to own beneficially more than 5% of the Common Stock, by each director of the Company and by all directors and executive officers of the Company as a group. Shares issuable on exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                     III-7

         Name and Address of                                Amount and Nature of                            Percent of
           Beneficial Owner                                 Beneficial Ownership                              Class
           ----------------                                 --------------------                              -----

Arnold C. Pohs                                                1,015,240 (1)                                   4.19%
8350 East Crescent Parkway
Englewood, Colorado 80111

Daniel P. Dwyer                                                 328,370 (2)                                   1.36%
8350 East Crescent Parkway
Englewood, Colorado  80111

William J. Ryan                                                   5,000                                        .02%
8111 Bay Colony Drive
Naples, Florida  34108

BCP CommNet L.P.                                             19,695,835                                      86.91%
c/o The Blackstone Group
345 Park Avenue, 31st Floor
New York, New York 10154

All executive officers and directors                          1,548,825                                       6.42%
 (13 persons - stock, options and restricted
 stock)

__________
(1) Includes options to purchase 933,150 shares of Common Stock and restricted stock to be granted subject to a retirement agreement of 82,090 shares.
(2) Includes options to purchase 328,370 shares of Common Stock.
(3) Includes options to purchase 1,548,825 shares of Common Stock.
Item 13.  Certain Relationships and Related Transactions.

          None.

                                     III-8

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1)  Financial Statements
              --------------------

1.  Report of Independent Auditors  Deloitte & Touche LLP

2.  Report of Independent Auditors  Ernst & Young LLP

3.  Consolidated Balance Sheets, September 30, 1998 and 1997

4. Consolidated Statements of Operations, Years ended September 30, 1998, 1997 and 1996

5. Consolidated Statements of Stockholders' Equity, Years ended September 30, 1996, 1997 and 1998

6. Consolidated Statements of Cash Flows, Years ended September 30, 1998, 1997 and 1996

7.  Notes to Consolidated Financial Statements

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


       10.6 Form of change in control agreement between the Company and its senior management. Incorporated herein by reference to Exhibit
              10.7 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

       10.7 Retirement and Consulting Agreement. Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

       10.8 Agreement and Plan of Merger dated May 27, 1997 between the Company and AV Acquisition Corp. Incorporated herein by reference to Exhibit 2.1 to the Company's report on Form 8-K dated May 29, 1997.

              --------

       10.9 Credit Agreement among the Company and CIFC and The Lenders Party Hereto and The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank Delaware, as Fronting Bank dated September 18, 1997. Incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K dated November 24, 1997.


       *21.1  Subsidiaries of the Company.

       *23.1  Consent of Independent Auditors  Deloitte & Touche LLP.

       *23.2  Consent of Independent Auditors  Ernst & Young LLP.

__________
* Filed herewith


     (b)  Reports on Form 8-K during the quarter ended September 30, 1997:

              Date of Report      Item Reported  Financial Statements    Filed
              --------------      -------------  --------------------    -----
              September 21, 1998  Item 5         None

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMMNET CELLULAR INC.

                                           By:  ___________________________
                                              Arnold C. Pohs, President



      Date:  December 29, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


            Signature                                   Title                                           Date
---------------------------------     --------------------------------------------              -----------------------
/s/ Arnold C. Pohs
___________________________          President, Chief Executive Officer                         December  29, 1998
Arnold C. Pohs                                  and Director

/s/ Daniel P. Dwyer
___________________________         Executive Vice President, Treasurer,                        December  29, 1998
Daniel P. Dwyer                     Chief Financial Officer and Director

/s/ Andrew J. Gardner
___________________________         Senior Vice President and Controller                        December  29, 1998
Andrew J. Gardner                      (Principal Accounting Officer)

/s/ Mark T. Gallogly
___________________________         Director                                                    December  29, 1998
Mark T. Gallogly

/s/ Lawrence H. Guffey
___________________________         Director                                                    December  29, 1998
Lawrence H. Guffey

/s/ Glenn H. Hutchins
___________________________         Director                                                    December  29, 1998
Glenn H. Hutchins

/s/ Simon P. Lonergan
___________________________         Director                                                    December  29, 1998
Simon P. Lonergan

/s/ William J. Ryan
___________________________         Director                                                    December  29, 1998
William J. Ryan

/s/ John P. Scully
___________________________         Director                                                    December  29, 1998
John P. Scully

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of  Registrant

                             (Amounts in thousands)



CONDENSED BALANCE SHEETS
------------------------


                                                                  September 30,
                                                            -----------------------
                                                                 1998       1997
                                                              ----------  --------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $  25,253   $ 13,992
 Accounts receivable                                                  4         12
 Inventory and other                                              6,632      4,546
                                                              ---------   --------
   Total current assets                                          31,889     18,550

 Property, plant and equipment                                   55,177     54,511
 Less allowance for depreciation                                 23,776     18,051
                                                              ---------   --------
                                                                 31,401     36,460

OTHER ASSETS
 Investment in and advances to subsidiaries and affiliates        8,389    259,710
 Other                                                            5,330     11,160
                                                              ---------   --------
                                                                 13,719    270,870
                                                              ---------   --------
                                                              $  77,009   $325,880
                                                              =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                           $  14,366   $ 24,830

LONG-TERM DEBT                                                       83    239,150

INVESTMENT IN CIFC                                              398,008         --

STOCKHOLDERS' EQUITY
 Common stock                                                         5         14

 Other stockholders' equity                                    (335,453)    61,886
                                                              ---------   --------
                                                               (335,448)    61,900
                                                              ---------   --------

                                                              $  77,009   $325,880
                                                              =========   ========

                                     S-1-1

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of  Registrant
                                  (continued)

                             (Amounts in thousands)



CONDENSED STATEMENTS OF OPERATIONS
----------------------------------



                                               Years ended September 30,
                                          ---------------------------------
                                              1998     1997         1996
                                              ----     ----         ----
COST AND EXPENSES

 General and administrative               $  72,032    $35,820  $  31,248

 Depreciation and amortization                8,394      7,217      8,077
 Less amounts allocated to subsidiaries

   and affiliates                           (55,662)   (42,526)   (40,527)
                                           --------   --------   --------

NET INCOME (LOSS) BEFORE EQUITY IN
NET INCOME (LOSS) OF SUBSIDIARIES AND
AFFILIATES AND INTEREST INCOME
AND EXPENSE                                 (24,764)      (511)     1,202

 Equity in net income (loss) of
   subsidiaries and affiliates                2,172     12,814     (3,528)

 Gains (loss) on sales of affiliates              -        350       (250)

 Interest expense                           (10,507)   (26,170)   (24,474)

 Interest income                              6,122     14,549     22,654
                                           --------   --------   --------

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY CHARGE                     $ (26,977)   $ 1,032   $ (4,396)


Extraordinary charge related to early
   extinguishment of long-term debt         (33,500)         -          -
                                         ----------  ---------   --------

NET INCOME (LOSS)                         $ (60,477)   $ 1,032   $ (4,396)
                                         ==========  =========   ========


                                     S-1-2

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of  Registrant
                                  (continued)

                             (Amounts in thousands)



CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------


                                                              Years ended September 30
                                                         ----------------------------------
                                                             1998      1997       1996
                                                             ----      ----       ----
CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                                     $ (11,272) $ 34,611    $ (495)

INVESTING ACTIVITIES
 Purchase of short-term investments                               -         -      (987)
 Sale of short-term investments                                   -         -       987
 Additions to property and equipment                           (666)   (5,792)   (5,715)
 Additions/(reductions) to investment in affiliates          73,281   (19,581)  (23,518)
 Dividends received from subsidiary                         427,715         -         -
 Additions to other assets                                   (3,975)   (2,437)      461
 Payments received on advances to affiliates                148,333         -         -
                                                           --------   -------   -------

                                                            644,688   (27,810)  (28,772)

FINANCING ACTIVITIES
 Reductions to capital lease                                   (158)     (301)     (308)
 Repurchase of Common Stock                                       -    (2,933)   (1,378)
 Issuance of Common Stock, net of offering costs            128,176       221       978
 Payment of 11  3/4% senior subordinated discount notes    (165,662)        -         -
 Payment of 11  1/4% subordinated notes                     (80,000)        -         -
 Extraordinary charge related to
   extinguishment of long-term debt                         (29,015)        -         -
 Conversion of Common Stock as a condition of
   the Merger                                              (475,496)        -         -
                                                           --------   -------   -------
                                                           (622,155)   (3,013)     (708)
                                                           --------   -------   -------

INCREASE (DECREASE) IN CASH                                  11,261     3,788   (29,975)
BEGINNING OF YEAR CASH AND CASH EQUIVALENTS                  13,992    10,204    40,179
                                                           --------   -------   -------
END OF YEAR CASH AND CASH EQUIVALENTS                      $ 25,253   $13,992   $10,204

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Write-off of offering costs included in extraordinary
 loss on early extinguishment of long-term debt               4,485         -         -
Conversion of convertible subordinated debentures and Notes       -         -     2,909

                                     S-1-3

                             COMMNET CELLULAR INC.

                                   SCHEDULE I

                 Condensed Financial Information of  Registrant
                                  (continued)



BASIS OF PRESENTATION
---------------------


     In the accompanying parent company only, CommNet Cellular Inc. (the "Company") financial statements, the Company's investment in subsidiaries and affiliates is stated at cost plus equity in undistributed net loss of subsidiaries and affiliates since date of acquisition. The Company's share of net loss of its subsidiaries and affiliates is included in the accompanying condensed statement of operations using the equity method. To the extent dividends received from affiliates exceed the Company's investment, these amounts are presented as a long-term liability. Parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

     Certain amounts for 1996 and 1997 have been reclassified to conform to the 1998 presentation.

                                     S-1-4

                             COMMNET CELLULAR INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts




                                                     Additions
                                          --------------------------------
                                                                Charged to
                           Beginning         Charged to           Other                              Ending
     Description            Balance       Costs & Expenses       Accounts       Deductions (1)       Balance
---------------------      ----------     -----------------      --------       --------------       -------
Allowance for doubtful
 accounts:
  Fiscal year 1998          $2,122,000         $2,088,000          $    -         $1,723,000         $2,487,000
  Fiscal year 1997          $1,947,000         $3,789,000          $    -         $3,614,000         $2,122,000



(1)  All deductions are the result of actual write-offs to accounts receivable.






                                     S-2-1