Form 10-Q
period 1998-12-31
COMMNET CELLULAR INC
filed 1999-02-12
CIK 787912

                                   FORM 10-Q
                                _______________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

(Mark one)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 1998
                                           -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No _____
                                        ---------

The number of shares of the registrant's Common Stock outstanding as of February 10, 1999 was 22,662,985.

                             COMMNET CELLULAR INC.
                         Form 10-Q  December 31, 1998


                                     INDEX


Part I             Financial Information                                       Page
------             ---------------------                                       ----

Item 1             Financial Statements

                   Consolidated Condensed Balance Sheets -
                      December 31, 1998 and September 30, 1998                    1

                   Consolidated Condensed Statements of Operations -
                      Three Months Ended December 31, 1998 and
                      December 31, 1997                                           3

                   Consolidated Condensed Statements of Cash Flows -
                      Three Months Ended December 31, 1998 and
                      December 31, 1997                                           4

                   Notes to Consolidated Condensed Financial Statements           6

Item 2             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         9


Part II            Other Information
-------            -----------------

Item 6             Exhibits and Reports on Form 8-K                              23

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                                                      December 31,                  September 30,
                         Assets                                           1998                           1998
---------------------------------------------------------      ------------------------       ------------------------
                                                                      (unaudited)

Current assets:
  Cash and cash equivalents                                                    $ 12,834                       $ 26,153
  Accounts receivable, net of allowance for doubtful
   accounts of $3,284 and $2,487 at December 31, 1998
   and September 30, 1998, respectively                                          27,409                         28,051
  Current portion of advances to affiliates                                       3,512                          3,438
  Prepaid expenses and other                                                      1,640                          1,682
  Inventory                                                                       8,297                          4,564
                                                                               --------                       --------
       Total current assets
                                                                                 53,692                         63,888

Investment in and advances to affiliates                                         33,903                         33,637

Investment in cellular system equipment                                           6,650                          3,816

Property and equipment, at cost:
  Cellular system equipment                                                     188,017                        185,851
  Land, buildings and improvements                                               39,503                         35,280
  Furniture and equipment                                                        24,350                         23,155
                                                                               --------                       --------
                                                                                251,870                        244,286

  Accumulated depreciation                                                       99,082                         89,688
                                                                               --------                       --------

       Net property and equipment                                               152,788                        154,598

Other assets, less accumulated amortization of $39,134
  and $37,295 at December 31, 1998 and September 30,
  1998, respectively:
       FCC licenses and filing rights                                           160,482                        100,380
       Deferred loan costs and other                                             26,036                         28,433
                                                                               --------                       --------

       Total other assets                                                       186,518                        128,813
                                                                               --------                       --------

                                                                               $433,551                       $384,752
                                                                               ========                       ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                   (Amounts in thousands, except share data)


                                                                      December 31,                   September 30,
          Liabilities and Stockholders' Deficit                           1998                           1998
---------------------------------------------------------      ------------------------       ------------------------
                                                                      (unaudited)

Current liabilities:
  Accounts payable                                                            $   7,376                      $   4,954
  Accounts payable  property and equipment
     purchases                                                                    3,090                          3,675
  Accrued commissions                                                             1,519                            953
  Accrued interconnect costs                                                      2,258                          1,741
  Accrued operating taxes                                                         3,371                          3,891
  Other accrued liabilities                                                       5,942                          8,188
  Interest payable                                                               11,371                          2,421
  Current portion of secured bank financing and other
   long-term debt                                                                 1,325                              -
                                                                              ---------                      ---------
       Total current liabilities
                                                                                 36,252                         25,823
Long-term debt:
  Secured bank financing                                                        720,675                        680,000
  Note payable and other long-term debt                                          11,039                          2,916
  11 3/4% senior subordinated discount notes                                         84                             83

Minority interests                                                                6,542                         11,378

Commitments

Stockholders' deficit:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued                                                       -                              -
  Common Stock, $.001 par value; 40,000,000 shares
   authorized; 22,662,985 shares issued at December 31,
   1998 and September 30, 1998 (Note 3)
  Capital in excess of par value                                                      5                              5
  Deferred compensation to employees                                            307,271                        307,271
  Accumulated deficit                                                            (2,537)                        (2,661)
                                                                               (645,780)                      (640,063)
                                                                              ---------                      ---------

       Total stockholders' deficit                                             (341,041)                      (335,448)
                                                                              ---------                      ---------

                                                                              $ 433,551                      $ 384,752
                                                                              =========                      =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months ended December 31, 1998 and 1997
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                                   1998                       1997
                                                                                   ----                       ----
Revenues:
  Service                                                                         $ 32,757                    $27,894
  In-roaming                                                                        13,044                     10,811
  Equipment sales                                                                    1,433                        639
                                                                                  --------                    -------
                                                                                    47,234                     39,344
Costs and expenses:
  Operations:
     Cost of service                                                                 6,324                      6,607
     Cost of equipment sales (Note 4)                                                4,953                      3,526
     General and administrative                                                     10,250                      8,896
     Marketing and selling                                                           9,582                      6,001
     Depreciation and amortization                                                   6,173                      5,882
  Corporate:
     General and administrative                                                      3,374                      1,853
     Depreciation                                                                      147                        703
     Less amounts allocated to nonconsolidated affiliates                           (1,719)                    (2,394)
                                                                                  --------                    -------

                                                                                    39,084                     31,074
                                                                                  --------                    -------
Operating income                                                                     8,150                      8,270

Equity in net income of affiliates                                                   1,802                        400
Minority interest in net income of consolidated affiliates                            (729)                    (1,320)
Amortization of deferred costs                                                        (858)                      (269)
Interest expense                                                                   (14,506)                    (7,325)
Interest income                                                                        909                      1,244
                                                                                  --------                    -------

Net income (loss) before income tax expense                                         (5,232)                     1,000

Income tax expense                                                                    (485)                         -
                                                                                  --------                    -------

Net income (loss)                                                                 $ (5,717)                   $ 1,000
                                                                                  ========                    =======

Basic and diluted net income (loss) per common share                              $  (0.25)                   $  0.01
                                                                                  ========                    =======

Weighted average shares outstanding                                                 22,663                     68,960
                                                                                  ========                    =======

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months ended December 31, 1998 and 1997
                            (Amounts in thousands)
                                  (unaudited)


                                                                                   1998                       1997
                                                                                   ----                       ----

Operating activities:
  Net income (loss)                                                               $ (5,717)                   $ 1,000
  Adjustments to reconcile net loss to net cash provided  by operating activities:
     Minority interest in net income of consolidated affiliates                        729                      1,320
     Depreciation and amortization                                                   7,178                      6,596
     Equity in net income of affiliates                                             (1,802)                      (400)
     Interest expense on 11 3/4% senior subordinated
         discount notes                                                                  1                      4,629
     Stock-based compensation expense                                                  124                          -
     Accrued interest on advances to affiliates                                       (736)                    (1,030)
  Change in operating assets and liabilities, net of effects from consolidating acquired interests:
     Accounts receivable                                                               970                     (1,620)
     Prepaid expenses and other                                                         42                          -
     Inventory                                                                      (3,733)                    (1,436)
     Accounts payable and accrued liabilities                                          433                     (1,743)
     Accrued interest                                                                8,898                     (2,298)
                                                                                  --------                    -------
Net cash provided by operating activities
                                                                                     6,387                      5,018
Investing activities:
  Reductions in investments in and advances to affiliates                            5,178                      5,572
  Additions to investment in cellular system equipment                              (2,834)                    (4,284)
  Additions to property and equipment                                               (2,574)                    (5,539)
  Additions to other assets                                                         (1,940)                      (807)
  Purchase of interests in affiliates, net of assets and
   liabilities recorded due to consolidation                                       (57,713)                         -
                                                                                  --------                    -------

Net cash used by investing activities                                              (59,883)                    (5,058)


                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                 Three Months ended December 31, 1998 and 1997
                            (Amounts in thousands)
                                  (unaudited)


                                                                                 1998                       1997
                                                                                 ----                       ----

Financing activities:
  Proceeds from secured bank financing                                            $ 42,000                    $15,000
  Payments of secured bank financing                                                     -                     (4,175)
  Distributions to minority interests                                               (1,823)                    (1,471)
  Reduction of obligation under capital leases                                           -                        (56)
  Issuance of Common Stock, net of offering costs                                        -                        292
                                                                                  --------                    -------

Net cash provided by financing activities                                           40,177                      9,590
                                                                                  --------                    -------

Net increase (decrease) in cash and cash equivalents                               (13,319)                     9,550

Cash and cash equivalents at beginning of period                                    26,153                     14,132
                                                                                  --------                    -------

Cash and cash equivalents at end of period                                        $ 12,834                    $23,682
                                                                                  ========                    =======

Supplemental schedule of additional cash flow information and noncash activities:

  Cash paid for interest                                                          $  5,555                    $ 4,994

  Purchase of cellular system equipment through accounts payable                  $  3,090                     $ 9,333

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     1.    Basis of presentation
           ---------------------

           CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1997 and 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for a full year. Certain amounts relating to December 31, 1997 have been reclassified to correspond to the December 31, 1998 classification.

     2.    Earnings per common share
           -------------------------

           The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in fiscal 1998. SFAS No. 128 requires retroactive restatement of earnings per share data for all years presented. In accordance with SFAS No. 128, the increase in weighted average common shares, assuming dilution, is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 1,507,978 and 3,133,800 weighted average shares for December 31, 1998 and 1997, respectively. However, diluted earnings per share are not presented as the effect is anti-dilutive.

           The Company declared a share dividend with shareholders receiving four additional shares for each share owned as of April 20, 1998. The payment date was May 7, 1998. Accordingly, all share and earnings per share information has been restated to give effect to the share dividend. Prior year issued shares are restated as if the share dividend split occurred prior to September 30, 1997.

     3.    Stockholders' equity
           --------------------

           Changes to Common Stock during the three months ended December 31, 1998 were as follows (amounts in thousands, except share data):




                                                                                         Deferred
                                                                                        Compensation
                                      Common Stock                   Capital in          Related to
                          -------------------------------------        Excess             Employee           Accumulated
                                Shares              Amount           of Par Value          Options             Deficit
                          -------------------------------------   -----------------   -----------------    -----------------
Balance at
 September 30, 1998          22,662,985                  $5            $307,271             $(2,661)           $(640,063)

Stock-based compensation              -                   -                   -                 124                    -

Net loss                              -                   -                   -                   -               (5,717)
                             ----------                  --            --------             -------            ---------

Balance at
 December 31, 1998           22,662,985                  $5            $307,271             $(2,537)           $(645,780)
                             ==========                  ==            ========             =======            =========

          At December 31, 1998 the Company had 1,705,700 options outstanding at a weighted average exercise price of $1.42.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     4.   Cost of equipment sales
          -----------------------

          The Company has a customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. The cost of providing the handset to the customer is included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program is recognized in cellular service revenue.

          The following table reflects activity in the three months ended December 31, 1998 and 1997 giving effect to the costs associated with the program described above (amounts in thousands).

                                                       December 31, 1998        December 31, 1997
                                                     ---------------------    ---------------------

          Cost of equipment sales                              $1,384                   $1,263
          Cost of equipment owned by the Company,
             but provided to subscribers to use:
             New subscribers                                    2,416                    1,509
             Existing subscribers                               1,153                      754
                                                               ------                   ------
                                                               $4,953                   $3,526
                                                               ======                   ======


     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1998, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary, except for Alternative Minimum Tax associated with certain tax preference items.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     6.   Contingencies
          -------------

          On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleges intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The lawsuit seeks, among other things, general and special damages of not less than $5,493,840, exemplary damages, fees and costs. The trial court found in favor of the Company. Rye appealled. The Company intends to defend the appeal vigorously.

          Former employees of CommNet Cellular Inc., Homer Hoe and Amy M. Shapiro are claiming $1,511,690 and $869,952, respectively, against the Company for payments which they allege are due under change-in-control agreements that they allege were triggered by the Merger. The Company is defending this case which has been submitted to binding arbitration. Hearing has been set for March 9-11, 1999. The Company is vigorously defending this action. An adequate reserve has been recorded related to the Company's potential liability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated operating income during the three months ended December 31, 1998 and 1997 and focused on increasing penetration, subscriber usage and cash flow. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the three months ended December 31, 1998 and the fiscal years ended September 30, 1998 and 1997, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     As a consequence of the Merger (see "Acquisitions"), results of operations and financial position were impacted significantly on a one-time and recurring basis. Under a new $760,000,000 debt facility, $720,675,000 was drawn to finance extinguishment of old debt, to repurchase $475,496,000 of Common Stock, transaction costs and the purchase of additional interests in certain South Dakota markets. This increase in leverage in the capital structure of the Company caused amortization expense and interest expense to increase significantly and this trend will continue.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 49 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended December 31, 1998. The results of operations of 46 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended December 31, 1997. The increase in the number of markets included in consolidated results is due to acquisitions consummated subsequent to December 31, 1997. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's financing subsidiary, Cellular Inc. Network Corporation ("CINC") and CommNet Cellular License Holding LLC ("CCLHLLC"), subsidiaries through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a subsidiary which provides paging services. CINC and CPI are wholly-owned subsidiaries of CommNet Cellular Inc. CIFC is a wholly-owned subsidiary of CINC and CCLHLLC is a wholly-owned subsidiary of CIFC.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended December 31, 1998, 17 markets were accounted for under the equity method compared to 18 such markets for the quarter ended December 31, 1997. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Seventeen markets were accounted for under the cost method for the quarter ended December 31, 1998 compared to 18 markets for the quarter ended December 31, 1997.

     Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At December 31, 1998, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

     Management believes there exists a seasonality in both service revenues, which tend to be greater in the third and fourth fiscal quarters, and operating expenses, which tend to be highest in the first fiscal quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Year 2000 Compliance
--------------------

     The Company has prepared an inventory of its critical computer hardware and software systems to determine what reasonable steps should be taken by the Company in order to assure that these systems do not experience operating problems as a result of these systems failure to properly recognize dates in the year 1999 and beyond, that is, to assure that they are "Y2K compliant."

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

     Within each area of inquiry the Y2K Committee is prioritizing and evaluating each scenario and the remediation effort required to achieve Y2K compliance and choosing whether to either address the scenario through implementation of full or partial remediation efforts, or not address the scenario with remediation efforts. For those scenarios to be addressed, a remediation schedule has been prepared showing when remediation efforts will be undertaken. As part of the development of remediation efforts the Y2K Committee will develop testing strategies for those remediation efforts and assumptions that must be tested.

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

     Company Software, Hardware, and Information Resources. The Company has evaluated major internal computer systems for potential Y2K problems and is in the process of implementing efforts to provided enhancements. Some testing has been completed on these systems. Many of the Company's systems are interconnected with third party systems (see below). Communication between internal and third party systems is largely dependent on the wireline systems discussed above. The Company is working with software and hardware vendors to correct any Y2K problems that are detected. The Company believes that these efforts should result in internal software, hardware and information resources that will continue to function without material failures due to Y2K problems. Significant failures could impair the Company's ability to provided timely financial and other internal reporting data as result of having to rely on backup data and manual methods of record keeping. Productivity of Company personnel could be adversely affected by having to use alternate means of communication and alternative office systems and equipment.

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

     Customer Service Terms and Conditions. The terms and conditions under which the Company provides cellular and paging services to its customers contain provisions that limit the Company's liability in the event that there is a service failure. The terms and conditions provide that the Company is not liable for any consequential or incidental damages to its customers. They further provide that no credit will be given for service outages of less than 24 hours in duration. In addition, they limit damages for failure to provide service to a credit for the pro rated number of days that service was unavailable. Service affecting outages have occurred in limited geographic areas in the past and the Company has not been found liable to any person for damages in excess of the limitations imposed by the terms and conditions of service. The Company believes it is unlikely that an outage occasioned by a failure attributable to a Y2K problem would lead to a different result. Under the terms and conditions, if the Company were unable to supply cellular service to a significant portion of its customer base over a prolonged period of time, the Company would experience a loss of revenues from the customers affected which could have a material adverse affect on the Company. The Company has adopted a policy of not giving any warranties to customers regarding Y2K compliance.

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

Results of Operations
---------------------

     Three Months Ended December 31, 1998 and 1997.  Service revenues, including
     ---------------------------------------------
in-roaming revenues, increased 18% from $38,705,000 for the quarter ended December 31, 1997 to $45,801,000 for the quarter ended December 31, 1998. The growth was due to the increase in the number of subscribers in consolidated markets, offset by lower revenues per subscriber and growth of in-roaming usage. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the quarter from 46 for the three months ended December 31, 1997 to 49 during the three months ended December 31, 1998. Growth in subscribers offset by lower revenues per subscriber accounted for 45% of the increase, growth of in-roaming usage accounted for 14% of the increase, and the number of consolidated markets accounted for 41% of the increase. In-roaming revenues increased by 21%, or $2,233,000, from $10,811,000 for the quarter ended December 31, 1997 to $13,044,000 for the quarter ended December 31, 1998, due to increased coverage in cellular markets, to industry-wide subscriber increases and an increase in the number of consolidated markets. In-roaming revenues are expected to increase in the future as a result of further anticipated industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $54 for the quarter ended December 31, 1997 to $50 for the quarter ended December 31, 1998, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month was unchanged at $15.

     Cost of service decreased as a percentage of service revenues from 24% for the quarter ended December 31, 1997 to 19% for the quarter ended December 31, 1998, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company has renegotiated some interconnect agreements for lower prices and is in the process of renegotiating others.

     Equipment sales increased 124% from $639,000 for the quarter ended December 31, 1997 to $1,433,000 for the quarter ended December 31, 1998, due to increases in the sales of accessories. Cost of equipment sales increased 40% from $3,526,000 for the quarter ended December 31, 1997 to $4,953,000 for the quarter ended December 31, 1998. Approximately $2,416,000 and $1,153,000 of the quarter ended December 31, 1998 cost of cellular equipment sales related to equipment provided to new and existing customers, respectively, which the customers are required to return to the Company if service is terminated. Although the Company retains ownership of the equipment, it carries such equipment at no value on its balance sheet. The Company expects negative equipment margins in the future as the Company continues to subsidize use of handsets to shift consumer focus to the value of cellular service.

     General and administrative costs of operations increased 15% from $8,896,000 during the quarter ended December 31, 1997 to $10,250,000 during the quarter ended December 31, 1998, due to the growth in the customer base. The majority of these costs were incremental customer billing services. General and administrative costs as a percentage of service revenues decreased from 32% for the quarter ended December 31, 1997 to 31% for the quarter ended December 31, 1998.

     Marketing and selling costs of operations increased 60% from $6,001,000 for the quarter ended December 31, 1997 to $9,582,000 for the quarter ended December 31, 1998, primarily as a result of a 142% increase in advertising and a 14% increase in commissions related to 13% greater gross subscriber additions. Marketing costs per gross new subscriber increased 36% from $187 for the quarter ended December 31, 1997 to $255 for the quarter ended December 31, 1998.

     Depreciation and amortization relating to operations increased 5% from $5,882,000 for the quarter ended December 31, 1997 to $6,173,000 for the quarter ended December 31, 1998, primarily related to increased property and equipment in service.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the quarter ended December 31, 1997 were $162,000, which represented gross expenses of $2,556,000 less amounts allocated to nonconsolidated affiliates of $2,394,000. Corporate costs and expenses for the quarter ended December 31, 1998 were $1,802,000, which represented gross expenses of $3,521,000 less amounts allocated to nonconsolidated affiliates of $1,719,000. The increase in corporate costs is due primarily to compensation expense accrued in connection with the claims of former executives and legal fees related to the purchase of additional interests in certain South Dakota markets, that were not allocated to affiliates.

     Equity in net income of affiliates for the quarter ended December 31, 1998 was $1,802,000 compared to equity in net income of affiliates of $400,000 for the quarter ended December 31, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method.

     Amortization of deferred costs increased 219% from $269,000 for the quarter ended December 31, 1997, to $858,000 for the quarter ended December 31, 1998, as a result of increased deferred costs associated with the Chase Credit Facility.

     Interest expense increased 98% from $7,325,000 for the quarter ended December 31, 1997 to $14,506,000 for the quarter ended December 31, 1998 due to higher secured bank financing under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased from $4,994,000 during the quarter ended December 31, 1997 to $5,555,000 during the quarter ended December 31, 1998.

     Interest income decreased 27% from $1,244,000 for the quarter ended December 31, 1997 to $909,000 for the quarter ended December 31, 1998. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

Acquisitions
------------

     On February 10, 1998, the Company consummated a recapitalization whereby AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $7.20 in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 2,943,055 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

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

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for $57,713,000. As a result of the closing, all pending claims and litigation were resolved.

Changes in Financial Condition
------------------------------

     Net cash used by operating activities was $6,387,000 during the three months ended December 31, 1998. This was due to cash provided from changes in working capital of $6,610,000, offset by cash used in generating the net loss after adjustments to reconcile net cash provided by operating activities of $223,000.

     Net cash used by investing activities was $59,883,000 for the three months ended December 31, 1998. This was due primarily to $57,713,000 required to purchase additional interests in affiliates.

     Net cash provided by financing activities was $40,177,000 for the three months ended December 31, 1998. This was due to increases in secured bank financing of $42,000,000 offset by distributions to minority interests of $1,823,000.

Liquidity and Capital Resources
-------------------------------

     CommNet Cellular Inc. (referred to herein as the "parent company") is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing prior to February 10, 1998 was a loan facility with CoBank (the "CoBank Credit Agreement"), pursuant to which CoBank had agreed to lend up to $165,000,000 to CIFC.

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

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down the $680,000,000 term loans under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. On December 2, 1998, CIFC and the Company borrowed $42,000,000 under the revolving credit facility of the Chase Credit Agreement to use, with existing cash, to purchase affiliate interests in South Dakota (see "Acquisitions"). As a result of the consolidation of these South Dakota entities, other long-term debt increased

$8,123,000. Advances made under the Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from 1.00% to 2.50% over prime (7.75% at December 31, 1998) for variable rate loans or 2.00% to 3.50% over LIBOR (5.07% at December 31, 1998) for fixed rate loans. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

     In addition to the liquidity provided by the Chase Credit Agreement and other long-term debt agreements at December 31, 1998, the Company, on a consolidated basis, had available $12,834,000 of cash and cash equivalents. The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, including corporate capital, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the three months ended December 31, 1998 was $5,631,000. These expenditures were primarily for new cell site construction, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures in managed markets for the remainder of fiscal year 1999 to be $6,256,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     At December 31, 1998, the Company's near-term debt service requirements consisted primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its consolidated cash interest expense for the remainder of fiscal year 1999 under the Chase Credit Agreement will be $34,000,000. The first principal payment under the Chase term loans is due December 31, 1999. Additional borrowings under the Chase Credit Agreement may be required if existing cash balances and cash from operating activities is not sufficient to fund cash interest expense or capital requirements.

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

     The Company continually evaluates the acquisition of cellular properties. Acquisitions would require capital in addition to the budgeted capital requirements described above, and such requirements may in turn require the issuance of additional debt or equity securities. The Company's ability to finance the acquisition of additional cellular properties with debt financing may be constrained by certain restrictions contained in its existing debt instruments.

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

Recently Issued Accounting Standards
------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no components that would require additional disclosure under SFAS 130. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be carried at fair value. Management does not expect SFAS 133 to have a significant impact on the Company's reporting.

                           SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,881,000 net Company pops in 83 markets located in 14 states. As used herein "RSA" means the Cellular Geographic Service Area (CGSA) within a Rural Service Area and "MSA" means the CGSA within a Metropolitan Statistical Area, as defined by the Federal Communications Commission ("FCC"). Company markets consist of 72 RSA markets having a total of 5,268,000 pops and 11 MSA markets having a total of 1,626,000 pops, of which the Company's interests represent 3,075,000 net Company pops and 805,000 net Company pops, respectively. The Company currently manages 56 of the 83 markets in which it holds an interest and owns a greater than 50% interest in 46 of its 56 managed markets. As of December 31, 1998, the Company and CIFC had net advances of $189,191,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $163,035,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $14,869,000. The assets of the affiliates in which the Company has investments or advances represent 4,602,000 pops, which include 3,881,000 net Company pops and 721,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $26,156,000. Pops refers to the estimated population of a market as initially licensed by the FCC. Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,240,000 total pops and 3,275,000 net Company pops. As of December 31, 1998, the RSA and MSA managed markets had 273,636 and 85,029 subscribers, respectively.

     Information regarding the Company's net ownership interests in each cellular licensee and the market subject to such license as of February 10, 1999 is summarized in the following table.

                                                  Net Company
      MSA or                                   Interest in Licensee             1998            Net Company Pops
   RSA Code (1)              State                    (2)                  Population (3)(6)           (4)
------------------   ----------------------    --------------------      --------------------  ------------------
MSAs:
152                  Portland, ME                     11.11%                    284,147               31,569
167                  Duluth, MN-WI                    16.34%                    240,234               39,254
206                  Terra Haute, IN                  16.67%                    170,755               28,465
241*(5)              Pueblo, CO                       73.99%                    133,797               98,996
253*(5)              Sioux City, IA                   74.50%                    136,731              101,865
267*(5)              Sioux Falls, SD                 100.00%                    142,073              142,073
268*(5)              Billings, MT                     91.63%                    129,371              118,543
283                  Lewiston-Auburn, ME              11.11%                    103,721               11,523
289*(5)              Rapid City, SD                  100.00%                    110,926              110,926
297*(5)              Great Falls, MT                  91.63%                     82,324               75,433
298*(5)              Bismarck, ND                     51.00%                     91,892               46,865
                                                                              ---------            ---------
Total MSA                                                                     1,625,971              805,512

RSAs:
348*                 Colorado                        100.00%                     48,029               48,029
349*(5)              Colorado                         61.75%                     66,939               41,335
351*(5)              Colorado                         61.75%                     78,325               48,366
352*(5)              Colorado                         66.00%                     36,101               23,827
353*(5)              Colorado                        100.00%                     76,122               76,122
354*(5)              Colorado (B1)                    69.40%                     49,823               34,577

                                                  Net Company
      MSA or                                   Interest in Licensee             1998               Net Company
   RSA Code (1)              State                    (2)                  Population (3)(6)         Pops (4)
------------------   ----------------------    --------------------      --------------------  ------------------
355*                 Colorado                         49.00%                     46,379               22,726
356*                 Colorado (B1)                    49.00%                     25,782               12,633
389                  Idaho                            50.00%                     71,284               35,642
390                  Idaho                            33.33%                     17,602               5,867
392*(5)              Idaho (B1)                      100.00%                    144,267              144,267
393*(5)              Idaho                            91.64%                    300,443              275,326
415                  Iowa                             10.11%                    155,178               15,688
416 (5)              Iowa                             78.57%                    109,023               85,659
417*(5)              Iowa                            100.00%                    156,442              156,442
419*                 Iowa                             44.92%                     54,811               24,621
420*(5)              Iowa                            100.00%                     63,038               63,038
424*                 Iowa                             50.00%                     66,643               33,322
425*                 Iowa                             13.28%                    110,868               14,723
426*                 Iowa                             49.14%                     83,090               40,830
427*                 Iowa                             49.17%                    102,942               50,617
428                  Kansas                            4.11%                     27,741                1,140
429                  Kansas                            4.11%                     30,523                1,254
430                  Kansas                            4.11%                     53,026                2,179
431                  Kansas                            4.11%                    137,928                5,669
432                  Kansas                            4.11%                     32,861                1,351
433                  Kansas                            4.11%                     20,123                  827
434                  Kansas                            4.11%                     80,524                3,310
435                  Kansas                            4.11%                    131,254                5,395
436                  Kansas                            4.11%                     58,858                2,419
437                  Kansas                            4.11%                    109,008                4,480
438                  Kansas                            4.11%                     84,143                3,458
439                  Kansas                            4.11%                     43,831                1,801
440                  Kansas                            4.11%                     29,677                1,220
441                  Kansas                            4.11%                    175,260                7,203
442                  Kansas                            4.11%                    155,007                6,371
512                  Missouri (B1)                    14.70%                     35,343                5,195
523*(5)              Montana  (B1)                    91.63%                     66,810               61,218
523*(5)              Montana  (B2)                    91.63%                     82,182               75,303
524*(5)              Montana  (B1)                    91.63%                     32,203               29,508
526*(5)              Montana  (B1)                    91.63%                      9,897                9,069
527*(5)              Montana                          91.63%                    196,567              180,114
528*(5)              Montana                          91.63%                     65,707               60,207
529*(5)              Montana                          91.63%                     23,502               21,535
530*(5)              Montana                          91.63%                     91,862               84,173
531*(5)              Montana                          91.63%                     35,676               32,690
532*(5)              Montana                          91.63%                     13,526               12,394
553*(5)              New Mexico (B2)                  58.36%                    117,311               68,463
555                  New Mexico                       12.25%                     89,939               11,018
557                  New Mexico                       16.33%                     59,835                9,771
580*(5)              North Dakota                     53.36%                    105,910               56,514
581*(5)              North Dakota                     65.06%                     59,961               39,011
582                  North Dakota                     41.45%                     90,709               37,599
583*                 North Dakota                     49.00%                     58,607               28,717
584*(5)              North Dakota                     61.75%                     46,240               28,553
634*(5)              South Dakota                    100.00%                     33,484               33,484
635*(5)              South Dakota                    100.00%                     18,830               18,830

                                                  Net Company
      MSA or                                   Interest in Licensee             1998               Net Company
   RSA Code (1)              State                    (2)                  Population (3)(6)         Pops (4)
------------------   ----------------------    --------------------      --------------------  ------------------
636*(5)              South Dakota                     100.00%                   53,417                53,417
638*(5)              South Dakota (B1)                100.00%                   17,205                17,205
638*(5)              South Dakota (B2)                100.00%                   15,882                15,882
639*(5)              South Dakota (B1)                100.00%                   46,573                46,573
639*(5)              South Dakota (B2)                100.00%                    1,511                 1,511
640*(5)              South Dakota                      88.16%                   60,553                53,384
641*(5)              South Dakota                     100.00%                   79,882                79,882
642*(5)              South Dakota                     100.00%                  104,802               104,802
675*(5)              Utah                             100.00%                   59,833                59,833
676*(5)              Utah                             100.00%                  116,678               116,678
677*(5)              Utah (B3)                        100.00%                   41,233                41,233
678*(5)              Utah                              80.00%                   27,499                21,999
718*(5)              Wyoming                           66.00%                   52,841                34,875
719*(5)              Wyoming                          100.00%                   76,569                76,569
720*(5)              Wyoming                          100.00%                  146,254               146,254
                                                                             ---------             ---------
Total RSA                                                                    5,267,728             3,075,197
                                                                             ---------             ---------
Total MSA and RSA                                                            6,893,699             3,880,709
                                                                             =========             =========

-------
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3) Derived from the 1998 Information Decision Systems database for markets managed by the Company, and other sources for markets not managed by the Company.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1998 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6)  Represents population within the CGSA.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                       Number of                 Estimated Population                     Number of
                   Operating Systems            of Operating Systems                     Subscribers
                  -------------------  -----------------------------------      ------------------------------   Subscriber
                   Total   MSA   RSA     Total        MSA          RSA            Total      MSA       RSA         Growth
                  ------- ----- -----  ----------- ----------  -----------      -------- ---------- ----------   ----------
Sept 30, 1987           0     0     0            0        0              0             0          0          0
Sept 30, 1988           4     4     0      504,529  504,529 (1)          0           424        424          0
Sept 30, 1989           4     4     0      500,804  500,804 (2)          0         1,362      1,362          0       221.23%
Sept 30, 1990          18     4    14    1,687,481  500,804 (2)  1,186,677 (2)     6,444      3,513      2,931       373.13%
Sept 30, 1991          49     5    44    3,509,779  566,722 (3)  2,943,057 (3)    17,952      6,387     11,565       178.58%
Sept 30, 1992          49     5    44    3,509,779  566,722 (3)  2,943,057 (3)    35,884     11,119     24,765        99.89%
Sept 30, 1993          50     6    44    3,665,758  644,526 (4)  3,021,232 (4)    60,381     17,898     42,483        68.27%
Sept 30, 1994          55     7    48    3,906 063  771,660 (5)  3,134,403 (5)    99,002     30,711     68,291        63.96%
Sept 30, 1995          56     7    49    4,220,975  785,866 (6)  3,435,109 (6)   151,482     42,401     109,081       53.01%
Sept 30, 1996          55     7    48    4,105,119  792,913 (7)  3,312,206 (7)   211,278     55,896     155,382       39.47%
Sept 30, 1997          56     7    49    4,161,460  800,187 (8)  3,361,273 (8)   274,745     68,579     206,166       30.04%
Sept 30, 1998          56     7    49    4,296,165  827,114(10)  3,469,051(10)   335,881     79,532     256,349       22.25%
Dec 31, 1998           56     7    49    4,296,165  827,114(10)  3,469,051(10)   358,665     85,029     273,636        6.59%

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

                                                                Three Months ended December 31,
                                  ---------------------------------------------------------------------------------------
                                      1998        1997         1998            1997           1998            1997
                                  ------------------------  ----------------------------  -------------------------------
                                         Combined (1)        Financed Proportionate (2)      Company Proportionate (3)
                                  ------------------------  ----------------------------  -------------------------------
Managed Markets
Revenues:
 Cellular service                   $ 36,767    $ 33,360      $ 35,091       $ 30,023         $ 30,146      $ 25,089
 In-roaming                           14,320      12,770        13,421         11,467           11,916         9,771
 Equipment sales                       1,540         716         1,481            640            1,288           569
                                    --------    --------      --------       --------         --------      --------
   Total revenues                     52,627      46,846        49,993         42,130           43,350        35,429
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)             5,919       6,949         5,659          6,452            4,891         5,467
   Equipment sales                     5,381       4,178         5,148          3,759            4,465         3,188
 General and administrative (4)       11,350      10,440        13,095          9,941           11,361         8,089
 Marketing and selling                10,762       7,442        10,265          6,772            8,806         5,569
   Total cash costs and             --------    --------      --------       --------         --------      --------
     expenses
                                      33,412      29,009        34,167         26,924           29,523        22,313
                                    --------    --------      --------       --------         --------      --------
EBITDA                              $ 19,215    $ 17,837      $ 15,826       $ 15,206         $ 13,827      $ 13,116
                                    ========    ========      ========       ========         ========      ========

Capital expenditures                $  5,631    $  8,834      $  5,529       $  8,215         $  5,349      $  7,049

Subscriber count                     358,665     289,841       340,737        259,199          290,166       214,550
Total markets                             56          56            56             56               56            56

Nonmanaged Markets
Revenues:
 Cellular service
   (including in-roaming)           $ 37,959    $ 32,438      $  6,384       $  5,255         $  4,684      $  3,760
 Equipment sales                       2,136       2,219           150            184              135           152
                                    --------    --------      --------       --------         --------      --------
   Total revenues                     40,095      34,657         6,534          5,439            4,819         3,912
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                 $  8,147       6,481         1,418            926              982           673
   Equipment sales                     2,252       3,309           222            281              176           229
 General and administrative            7,945       7,572         1,258          1,199              905           842
 Marketing and selling                 5,267       5,070           846            961              665           769
                                    --------    --------      --------       --------         --------      --------
   Total cash costs
     and expenses                     23,611      22,432         3,744          3,367            2,728         2,513
                                    --------    --------      --------       --------         --------      --------
EBITDA                              $ 16,484    $ 12,225      $  2,790       $  2,072         $  2,091      $  1,399
                                    ========    ========      ========       ========         ========      ========

Capital expenditures                $  8,274    $  4,029      $    877       $    552         $    848      $    475

Subscriber count                     238,469     199,023        38,811         33,615           29,097        24,697
Total markets                             27          27            27             27               27            27

                                                                                         Three Months ended December 31,
                                                                                         -------------------------------
                                                                                              1998           1997
                                                                                           ------------    -----------
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                                 $ 15,918        $14,515
Depreciation and amortization                                                                 (5,415)        (5,211)
Interest expense                                                                              (2,843)        (3,370)
Equity in nonlicensee affiliates                                                                (397)          (175)
Minority interests                                                                                 3            226
Intercompany interest                                                                          2,756          3,183
Amortization of license costs not owned by affiliates                                           (843)          (349)
Unallocated corporate expenses                                                                  (642)        (1,098)
Interest expense (net) and other                                                             (14,254)        (6,721)
                                                                                            --------        -------

Consolidated net loss                                                                       $ (5,717)       $ 1,000
                                                                                            ========        =======

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

             None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date: February 11, 1999    By: /s/Andrew J. Gardner
                               ------------------------------------------------
                               Andrew J. Gardner
                               Executive Vice President and Chief Financial
                               Officer


Date: February 11, 1999    By: /s/Randy L. Lazzell
                               -------------------------------------------------
                               Randy L. Lazzell
                               Vice President and Controller
                               (Principal Accounting Officer)