Form 10-Q
period 1999-03-31
COMMNET CELLULAR INC
filed 1999-05-14
CIK 787912

                                   FORM 10-Q
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1999
                                      --------------

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

The number of shares of the registrant's Common Stock outstanding as of May 7, 1999 was 22,662,985.

                             COMMNET CELLULAR INC.
                          Form 10-Q - March 31, 1999


                                     INDEX


Part I         Financial Information                              Page
------         ---------------------                              ----

Item 1         Financial Statements

               Consolidated Condensed Balance Sheets -
                 March 31, 1999 and September 30, 1998              1

               Consolidated Condensed Statements of Operations -
                 Three Months Ended March 31, 1999 and
                 March 31, 1998                                     3

               Consolidated Condensed Statements of Operations -
                 Six Months Ended March 31, 1999 and
                 March 31, 1998                                     4

               Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended March 31, 1999 and
                 March 31, 1998                                     5

               Notes to Consolidated Condensed Financial
                 Statements                                         7

Item 2         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                9

Part II        Other Information
-------        -----------------

Item 6         Exhibits and Reports on Form 8-K                    24

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in thousands)
                                  (unaudited)


                                                                       March 31,                   September 30,
                         Assets                                           1999                          1998
---------------------------------------------------------      ------------------------      ------------------------

Current assets:
  Cash and cash equivalents                                                    $ 11,338                      $ 26,153
  Accounts receivable, net of allowance for doubtful
   accounts of $3,188 and $2,487 at March 31, 1999 and
   September 30, 1998, respectively                                              24,532                        28,051
  Current portion of advances to affiliates                                       3,817                         3,438
  Prepaid expenses and other                                                      2,229                         1,682
  Inventory                                                                       5,075                         4,564
                                                                               --------                      --------
       Total current assets
                                                                                 46,991                        63,888



Investment in and advances to affiliates                                         31,699                        33,637

Investment in cellular system equipment                                          12,160                         3,816

Property and equipment, at cost:
  Cellular system equipment                                                     193,536                       185,851
  Land, buildings and improvements                                               39,014                        35,280
  Furniture and equipment                                                        29,225                        23,155
                                                                               --------                      --------
                                                                                261,775                       244,286

  Accumulated depreciation                                                      103,963                        89,688
                                                                               --------                      --------

       Net property and equipment                                               157,812                       154,598

Other assets, less accumulated amortization of $40,857
 and $37,295 at March 31, 1999 and September 30, 1998,
 respectively:
       FCC licenses and filing rights                                           157,780                       100,380
       Deferred loan costs and other                                             25,354                        28,433
                                                                               --------                      --------


       Total other assets                                                       183,134                       128,813
                                                                               --------                      --------

                                                                               $431,796                      $384,752
                                                                               ========                      ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                   (Amounts in thousands, except share data)
                                  (unaudited)


                                                                        March 31,                    September 30,
          Liabilities and Stockholders' Deficit                           1999                           1998
---------------------------------------------------------      ------------------------       ------------------------
Current liabilities:
  Accounts payable                                                      $  13,657                      $   4,954
  Accounts payable - property and equipment
     purchases                                                              4,559                          3,675
  Accrued commissions                                                       1,801                            953
  Accrued interconnect costs                                                2,164                          1,741
  Accrued operating taxes                                                   3,477                          3,891
  Other accrued liabilities                                                 3,339                          8,188
  Interest payable                                                         11,053                          2,421
  Current portion of secured bank financing and other
   long-term debt                                                           2,650                              -
                                                                        ---------                      ---------
       Total current liabilities
                                                                           42,700                         25,823
Long-term debt:
  Secured bank financing                                                  719,350                        680,000
  Note payable and other long-term debt                                    10,187                          2,916
  11 3/4% senior subordinated discount notes                                    -                             83

Minority interests                                                          6,740                         11,378

Commitments

Stockholders' deficit:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued                                                 -                              -
  Common Stock, $.001 par value; 40,000,000 shares
   authorized; 22,662,985 shares issued at March 31,
   1999 and September 30, 1998 (Note 3)
  Capital in excess of par value                                                5                              5
  Deferred compensation to employees                                      307,271                        307,271
  Accumulated deficit                                                      (2,413)                        (2,661)
                                                                         (652,044)                      (640,063)
                                                                        ---------                      ---------

       Total stockholders' deficit                                       (347,181)                      (335,448)
                                                                         ---------                      ---------

                                                                        $ 431,796                      $ 384,752
                                                                         =========                      =========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Three Months ended March 31, 1999 and 1998
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                                1999                     1998
                                                                         ------------------      ---------------------
Revenues:
  Service                                                                         $ 31,739                   $ 26,134
  In-roaming                                                                        11,023                      7,747
  Equipment sales                                                                    1,009                        618
                                                                                  --------                   --------
                                                                                    43,771                     34,499
Costs and expenses:
  Operations:
     Cost of service                                                                 6,704                      5,150
     Cost of equipment sales (Note 4)                                                2,383                      4,413
     General and administrative                                                      9,363                      8,314
     Marketing and selling                                                           8,396                      7,671
     Depreciation and amortization                                                   6,626                      5,988
  Corporate:
     General and administrative                                                      3,333                     15,258
     Depreciation                                                                      903                      1,019
     Less amounts allocated to nonconsolidated affiliates                           (1,805)                    (2,103)
                                                                                  --------                   --------
                                                                                    35,903                     45,710
                                                                                  --------                   --------

Operating income (loss)                                                              7,868                    (11,211)

Equity in net income of nonconsolidated affiliates                                   1,384                      1,403
Minority interest in net income of consolidated affiliates                            (664)                      (651)
Amortization of deferred costs                                                        (855)                      (755)
Interest expense                                                                   (14,568)                   (11,412)
Interest income                                                                        611                      1,322
                                                                                  --------                   --------
Loss before income taxes and extraordinary charge                                   (6,224)                   (21,304)
Income tax expense                                                                     (40)                         -
                                                                                  --------                   --------
Loss before extraordinary charge                                                    (6,264)                   (21,304)
Extraordinary charge related to early extinguishment of long-term debt                   -                    (33,500)
                                                                                  --------                   --------

Net loss                                                                          $ (6,264)                  $(54,804)
                                                                                  ========                   ========
Basic and diluted income (loss) per common share:
  Income (loss) before extraordinary charge                                         $(0.28)                    $(0.49)
  Extraordinary charge                                                                   -                      (0.78)
                                                                                  --------                   --------
  Basic and diluted income (loss) per common share                                  $(0.28)                    $(1.27)
                                                                                  ========                   ========

Weighted average shares outstanding                                                 22,663                     43,237
                                                                                  ========                   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Six Months ended March 31, 1999 and 1998
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                               1999                     1998
                                                                         -----------------      ---------------------
Revenues:
  Service                                                                        $ 64,495                   $ 54,028
  In-roaming                                                                       24,067                     18,558
  Equipment sales                                                                   2,443                      1,257
                                                                                 --------                   --------
                                                                                   91,005                     73,843
Costs and expenses:
  Operations:
     Cost of cellular service                                                      13,028                     11,791
     Cost of equipment sales (Note 4)                                               7,336                      7,938
     General and administrative                                                    19,613                     17,210
     Marketing and selling                                                         17,978                     13,673
     Depreciation and amortization                                                 12,799                     11,871
  Corporate:
     General and administrative                                                     6,707                     17,335
     Depreciation                                                                   1,050                      1,464
     Less amounts allocated to nonconsolidated affiliates                          (3,524)                    (4,498)
                                                                                 --------                   --------
                                                                                   74,987                     76,784
                                                                                 --------                   --------

Operating income (loss)                                                            16,018                     (2,941)

Equity in net income of nonconsolidated affiliates                                  3,186                      1,803
Minority interest in net income of consolidated affiliates                         (1,393)                    (1,971)
Amortization of deferred costs                                                     (1,713)                    (1,024)
Interest expense                                                                  (29,074)                   (18,737)
Interest income                                                                     1,520                      2,566
                                                                                 --------                   --------
Loss before income taxes and extraordinary charge                                 (11,456)                   (20,304)
Income tax expense                                                                   (525)                         -
                                                                                 --------                   --------
Loss before extraordinary charge                                                  (11,981)                   (20,304)
Extraordinary charge related to early extinguishment of long-term debt                  -                    (33,500)
                                                                                 --------                   --------

Net loss                                                                         $(11,981)                  $(53,804)
                                                                                 ========                   ========
Basic and diluted loss per common share:
  Loss before extraordinary charge                                                 $(0.53)                    $(0.36)
  Extraordinary charge                                                                  -                      (0.60)
                                                                                 --------                   --------
  Basic and diluted loss per common share                                          $(0.53)                    $(0.96)
                                                                                 ========                   ========

Weighted average shares outstanding                                                22,663                     56,240

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Six Months ended March 31, 1999 and 1998
                             (Amounts in thousands)
                                  (unaudited)

                                                                             1999                       1998
                                                                     ---------------------      ---------------------
Operating activities:
  Net loss                                                                       $(11,981)                  $(20,304)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Minority interest in net income of consolidated affiliates                   1,393                      1,971
     Depreciation and amortization                                                 15,562                     14,359
     Equity in net income of affiliates                                            (3,186)                    (1,803)
     Interest expense on 11 3/4% senior subordinated
      discount notes                                                                    1                      6,609
     Stock-based compensation expense                                                 248                          -
     Accrued interest on advances to affiliates                                    (1,224)                    (1,992)
     Change in operating assets and liabilities, net of effects
      from   consolidating acquired interests:
     Accounts receivable                                                            3,847                      3,214
     Prepaid expenses and other                                                      (547)                      (205)
     Inventory                                                                       (511)                    (1,819)
     Accounts payable and accrued liabilities                                       4,405                     (6,204)
     Accrued interest                                                               8,580                        804
                                                                                 --------                   --------
Net cash provided (used) by operating activities
                                                                                   16,587                     (5,370)

Investing activities:
  Reductions in investments in and advances to affiliates                           9,494                      6,900
  Additions to investment in cellular system equipment                             (8,344)                      (668)
  Additions to property and equipment                                             (12,965)                   (14,500)
  Additions to other assets                                                           (66)                       (34)
  Purchase of interests in affiliates, net of assets and
   liabilities                                                                    (57,713)                         -
     recorded due to consolidation                                               --------                   --------

Net cash used by investing activities                                             (69,594)                    (8,302)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                    Six Months ended March 31, 1999 and 1998
                             (Amounts in thousands)
                                  (unaudited)


                                                                              1999                        1998
                                                                     ----------------------      ----------------------
Financing activities:
  Proceeds from secured bank financing                                            $ 48,000                   $ 695,000
  Payments of secured bank financing                                                (6,853)                    (24,762)
  Payment of 11  3/4% senior subordinated discount notes                               (83)                   (165,662)
  Payment of 11  1/4% subordinated notes                                                 -                     (80,000)
  Extraordinary charge related to early extinguishment of
   long-term debt                                                                        -                     (29,015)
  Loan fees and offering costs related to long-term debt                                 -                     (26,699)
  Distributions to minority interests                                               (2,872)                     (2,349)
  Reduction of obligation under capital leases                                           -                        (108)
  Issuance of Common Stock, net of offering costs                                        -                     128,137
  Conversion of Common Stock as a condition of merger                                    -                    (475,496)
                                                                                  --------                   ---------
Net cash provided by financing activities
                                                                                    38,192                      19,046
                                                                                  --------                   ---------

Net increase (decrease) in cash and cash equivalents                               (14,815)                      5,374

Cash and cash equivalents at beginning of period                                    26,153                      14,132
                                                                                  --------                   ---------

Cash and cash equivalents at end of period                                        $ 11,338                   $  19,506
                                                                                  ========                   =========

Supplemental schedule of additional cash flow information and noncash activities:

  Cash paid for interest                                                          $20,440                   $11,323

  Purchase of cellular system equipment through accounts payable                    4,559                     6,842

  Write-off of offering costs included in extraordinary loss on
   early extinguishment of long-term debt                                               -                     4,485


                            See accompanying notes.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     1.    Basis of presentation
           ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1997 and 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results for a full year. Certain amounts relating to March 31, 1998 have been reclassified to correspond to the March 31, 1999 presentation.

     2.   Earnings per common share
          -------------------------

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in fiscal 1998. SFAS No. 128 requires retroactive restatement of earnings per share data for all years presented. In accordance with SFAS No. 128, the increase in weighted average common shares, assuming dilution, is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 1,554,913 and 3,665,885 weighted average shares for March 31, 1999 and 1998, respectively. However, diluted earnings per share are not presented as the effect is anti-dilutive.

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

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the six months ended March 31, 1999 were as follows (amounts in thousands, except share data):

                                                                                            Deferred
                                                                                          Compensation
                                       Common Stock                    Capital in          Related to
                          -------------------------------------         Excess              Employee           Accumulated
                                Shares              Amount           of Par Value           Options              Deficit
                          -------------------------------------   -----------------   -----------------    -----------------
Balance at
 September 30, 1998              22,662,985                  $5            $307,271             $(2,661)           $(640,063)

Stock-based compensation                  -                   -                   -                 248                    -

Net loss                                  -                   -                   -                   -              (11,981)
                                 ----------                  --            --------             -------            ---------

Balance at
                            ===============                  ==            ========             =======            =========
 March 31, 1999                  22,662,985                  $5            $307,271             $(2,413)           $(652,044)
                                 ==========                  ==            ========             =======            =========


          At March 31, 1999 the Company had 1,705,700 options outstanding at a weighted average exercise price of $1.42.

                             COMMNET CELLULAR INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


     4.   Cost of equipment sales
          -----------------------

          The Company has a customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. Prior to the second fiscal quarter of 1999, the cost of providing the handset to the customer was included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program was recognized in cellular service revenue. In the quarter ended March 31, 1999, the Company changed its accounting for these handsets, whereby the cost of the handsets are included in property and equipment and depreciated over a period of 30 months. The Company believes that this change better matches the cost of the handset with the related revenue stream and is consistent with predominant industry practice. The change has been accounted for as a change in estimate. The effect of this change was to decrease net loss for the quarter and six months ended March 31, 1999 by $2,143,000 and to decrease net loss per share for the same period by $0.09.


     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1999, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was necessary, except for Alternative Minimum Tax associated with certain tax preference items.


     6.   Compensation to terminated executives
          -------------------------------------

          On April 27, 1999, a binding arbitration decision compelled the Company to pay terminated executives approximately $2,280,000, of which $865,000 had been accrued prior to the quarter ended March 31, 1999. The unaccrued $1,415,000 was expensed in the quarter ended March 31, 1999. The terms under which these former executives have been paid no longer exist.


     7.   Contingencies
          -------------

          On October 22, 1997, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleges intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The lawsuit seeks, among other things, general and special damages of not less than $5,493,840, exemplary damages, fees and costs. The trial court found in favor of the Company. Rye appealed. The Company intends to defend the appeal vigorously.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated operating income during the six months ended March 31, 1999 and focused on increasing penetration, subscriber usage and cash flow. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the six months ended March 31, 1999 and the fiscal years ended September 30, 1998 and 1997, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     As a consequence of the Merger (see "Acquisitions"), results of operations and financial position were impacted significantly on a one-time and recurring basis. Under the $760,000,000 debt facility (see Liquidity and Capital Resources), $722,000,000 has been drawn to finance extinguishment of old debt, to repurchase $475,496,000 of Common Stock, transaction costs and the purchase of additional interests in certain markets (see Acquisitions). This increase in leverage in the capital structure of the Company caused amortization expense and interest expense to increase significantly and this trend will continue.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 49 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended March 31, 1999. The results of operations of 46 markets, all of which were consolidated for the entire period, were included in the consolidated results for the quarter ended March 31, 1998. The increase in the number of markets included in consolidated results was due to acquisitions consummated subsequent to March 31, 1998. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's financing subsidiary, Cellular Inc. Network Corporation ("CINC") and CommNet Cellular License Holding LLC ("CCLHLLC"), subsidiaries through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a subsidiary which provides paging services. CINC and CPI are wholly-owned subsidiaries of CommNet Cellular Inc. CIFC is a wholly-owned subsidiary of CINC and CCLHLLC is a wholly-owned subsidiary of CIFC.

     Equity in net loss of affiliates includes the Company's share of net loss in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended March 31, 1999, 17 markets were accounted for under the equity method compared to 18 such markets for the quarter ended March 31, 1998. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Seventeen markets were accounted for under the cost method for the quarter ended March 31, 1999 compared to 18 markets for the quarter ended March 31, 1998.

     Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At March 31, 1999, loans bore interest at the average cost of CIFC borrowings. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

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

     The Company has adopted a plan to become Y2K compliant which has been approved by the Board of Directors of the Company (the "Y2K Plan"). The Company has a standing Y2K Committee composed of senior management and professionals of the Company that regularly meet to assess Y2K compliance issues. The Y2K Plan requires that the Y2K Committee identify potential Y2K scenarios and the implications of each to the operational and financial viability of the Company and assess the level of effort, expense and impact to make the Company Y2K compliant for each potential scenario. Members of the Y2K Committee have published master lists of scenarios and efforts required for remediation. Major areas being addressed by the Y2K Committee include: the cellular network; interconnect arrangements to connect the cellular network with landline systems; clearinghouse arrangements to allow verification and billing of roaming traffic; the Company's wide area and local area networks; the Company's internal communications systems; Company server hardware, software and desktop systems; billing software, services and related elements (call detail records, rating, posting, statement printing, processing, mailing); financial and operational reporting systems; critical suppliers including financial institutions, payroll/benefits processing, credit bureaus, benefit plans, building systems, and office equipment.

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

Results of Operations
---------------------

     Three Months Ended March 31, 1999 and 1998.  Operations.  Service revenues,
     ------------------------------------------   ----------
including in-roaming revenues, increased 26% from $33,881,000 for the quarter ended March 31, 1998 to $42,762,000 for the quarter ended March 31, 1999. The growth was due to the increase in the number of subscribers in consolidated markets and growth of in-roaming usage, offset by lower revenues per subscriber. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the quarter from 46 for the three months ended March 31, 1998 to 49 during the three months ended March 31, 1999. Growth in subscribers offset by lower revenues per subscriber accounted for 46% of the increase, growth of in-roaming usage accounted for 27% of the increase, and the number of consolidated markets accounted for 27% of the increase. In-roaming revenues increased by 42%, or $3,276,000, from $7,747,000 for the quarter ended March 31, 1998 to $11,023,000 for the quarter ended March 31, 1999, due to increased coverage in cellular markets, industry-wide subscriber increases and an increase in the number of consolidated markets. In-roaming revenues are expected to increase in the future as a result of further anticipated industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $45 for the quarter ended March 31, 1998 to $44 for the quarter ended March 31, 1999, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month increased $2, from $10 for the quarter ended March 31, 1998, to $12 for the quarter ended March 31, 1999. In-roaming minutes of use increased 66% from 8.6 million for the quarter ended March 31, 1998 to 14.3 million for the quarter ended March 31, 1999. This increase in foreign in-roaming minutes of use is expected to accelerate as new and existing roaming partners use the Company's network to satisfy demand for a broad geographic footprint.

     Cost of service was unchanged as a percentage of service revenues, including in-roaming revenues, at approximately 15% for the quarters ended March 31, 1998 and 1999. The Company recently renegotiated its contract to provide long distance services for its customers at a lower cost.

     Equipment sales increased 63% from $618,000 for the quarter ended March 31, 1998 to $1,009,000 for the quarter ended March 31, 1999, due to an increase in the sales of accessories. Cost of equipment sales decreased 46% from $4,413,000 for the quarter ended March 31, 1998 to $2,383,000 for the quarter ended

March 31, 1999. $2,209,000 of the decrease was due to the change in method of accounting for handsets provided to customers (See Note 4), offset by an increase of $179,000 related to increased subscriber additions.

     General and administrative costs of operations increased 13% from $8,314,000 during the quarter ended March 31, 1998 to $9,363,000 during the quarter ended March 31, 1999, due to the growth in the customer base. The majority of these costs were incremental customer billing services. General and administrative costs as a percentage of service revenues decreased from 32% for the quarter ended March 31, 1998 to 30% for the quarter ended March 31, 1999.

     Marketing and selling costs of operations increased 9% from $7,671,000 for the quarter ended March 31, 1998 to $8,396,000 for the quarter ended March 31, 1999, primarily as a result of increases in salaries and commissions due to approximately 36,000, or 17%, greater gross cellular subscriber additions, offset by reductions in advertising. Marketing costs per gross new cellular subscriber decreased 5% from $244 for the quarter ended March 31, 1998 to $232 for the quarter ended March 31, 1999.

     Depreciation and amortization relating to operations increased 11% from $5,988,000 for the quarter ended March 31, 1998 to $6,626,000 for the quarter ended March 31, 1999, primarily related to increased property and equipment in service and the effect of the change of method accounting.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the quarter ended March 31, 1998 were $14,174,000, which represented gross expenses of $16,277,000 less amounts allocated to nonconsolidated affiliates of $2,103,000. Corporate costs and expenses for the quarter ended March 31, 1999 were $2,431,000, which represented gross expenses of $4,236,000 less amounts allocated to nonconsolidated affiliates of $1,805,000. The decrease in corporate costs is primarily due to the $13,400,000 in 1998 of nonrecurring transaction costs related to stock options offset by increases in compensation expense in connection with the settlement of claims of former executives totalling $1,415,000 in 1999, none of which were allocated to affiliates.

     Equity in net income of nonconsolidated affiliates for the quarter ended March 31, 1999 was $1,384,000 compared to equity in net income of affiliates of $1,403,000 for the quarter ended March 31, 1998.

     Amortization of deferred costs increased 13% from $755,000 for the quarter ended March 31, 1998, to $855,000 for the quarter ended March 31, 1999, as a result of increased deferred costs associated with the Chase credit facility.

     Interest expense increased 28% from $11,412,000 for the quarter ended March 31, 1998 to $14,568,000 for the quarter ended March 31, 1999 due to higher secured bank financing under the Chase Credit Agreement. Cash paid for interest increased from $6,329,000 during the quarter ended March 31, 1998 to $14,886,000 during the quarter ended March 31, 1999.

     Interest income decreased 54% from $1,322,000 for the quarter ended March 31, 1998 to $611,000 for the quarter ended March 31, 1999. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

     Six Months Ended March 31, 1999 and 1998.  Operations.  Service revenues,
     ----------------------------------------   ----------
including in-roaming revenues, increased 22% from $72,586,000 for the six months ended March 31, 1998 to $88,562,000 for the six months ended March 31, 1999. The growth was due to the increase in the number of subscribers in consolidated markets and growth of in-roaming usage, offset by lower revenues per subscriber. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the six months from 46 for the six months ended March 31, 1998 to 49 during the six months ended March 31, 1999. Growth in subscribers offset by lower revenues per subscriber accounted for 46% of the increase, growth of in-roaming usage accounted for 21% of the increase, and the number of consolidated markets accounted for 33% of the increase. In-roaming revenues increased by 30%, or $5,509,000, from $18,558,000 for the six months ended March 31, 1998 to $24,067,000 for the six months ended March 31, 1999, due to increased coverage in cellular markets, to industry-wide subscriber increases and an increase in the number of consolidated markets. In-roaming revenues are expected to increase in the future as a result of further anticipated industry-wide growth in subscribers and expansion of the Company's coverage, particularly along highway corridors; however, roaming rates may decline, consistent with industry trends.

     Average monthly revenue per subscriber, including in-roaming, decreased from $49 for the six months ended March 31, 1998 to $47 for the six months ended March 31, 1999, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month was unchanged at $13. However, in-roaming minutes of use increased 43% from 20.6 million for the six months ended March 31, 1998 to 29.5 million for the six months ended March 31, 1999. This increase in foreign in-roaming minutes of use is expected to accelerate as new and existing roaming partners use the Company's network to satisfy demand for a broad geographic footprint.

     Cost of service decreased as a percentage of service revenues including in-roaming, from 16% for the six months ended March 31, 1998 to 15% for the six months ended March 31, 1999, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. In addition, the Company has renegotiated most of its interconnect and long distance agreements for lower prices.

     Equipment sales increased 94% from $1,257,000 for the six months ended March 31, 1998 to $2,443,000 for the six months ended March 31, 1999, due to increases in the sales of accessories and gross subscriber additions including handset sales. Cost of equipment sales decreased 8% from $7,938,000 for the six months ended March 31, 1998 to $7,336,000 for the six months ended March 31, 1999. $2,209,000 of the decrease was due to the change in method of accounting, offset by an increase of $1,607,000 related to increased subscriber additions.

     General and administrative costs of operations increased 14% from $17,210,000 during the six months ended March 31, 1998 to $19,613,000 during the six months ended March 31, 1999, due to the growth in the customer base. The majority of these costs were incremental customer billing services. General and administrative costs as a percentage of service revenues decreased from 32% for the six months ended March 31, 1998 to 30% for the six months ended March 31, 1999.

     Marketing and selling costs of operations increased 31% from $13,673,000 for the six months ended March 31, 1998 to $17,978,000 for the six months ended March 31, 1999, primarily as a result of increases in salaries, commissions and advertising related to a 23% greater gross subscriber additions. Marketing costs per gross new cellular subscriber increased 12% from $224 for the six months ended March 31, 1998 to $250 for the six months ended March 31, 1999.

     Depreciation and amortization relating to operations increased 8% from $11,871,000 for the six months ended March 31, 1998 to $12,799,000 for the six months ended March 31, 1999, primarily related to increased property and equipment in service and the effect of the change in method of accounting.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the six months ended March 31, 1998 were $14,301,000, which represented gross expenses of $18,799,000 less amounts allocated to nonconsolidated affiliates of $4,498,000. Corporate costs and expenses for the six months ended March 31, 1999 were $4,233,000, which represented gross expenses of $7,757,000 less amounts allocated to nonconsolidated affiliates of $3,524,000. The decrease in corporate costs is primarily due to the $13,400,000 in 1998 of nonrecurring transaction costs related to stock options offset by compensation expense in connection with the settlement of claims of former executives and legal fees related to the purchase of additional interests in certain South Dakota markets totalling $2,710,000, none of which were allocated to affiliates.

     Equity in net income of affiliates for the six months ended March 31, 1999 was $3,186,000 compared to equity in net income of affiliates of $1,803,000 for the six months ended March 31, 1998. The improvement was primarily due to increased profitability of those markets accounted for under the equity method.

     Amortization of deferred costs increased 67% from $1,024,000 for the six months ended March 31, 1998, to $1,713,000 for the six months ended March 31, 1999, as a result of increased deferred costs associated with the Chase credit facility.

     Interest expense increased 55% from $18,737,000 for the six months ended March 31, 1998 to $29,074,000 for the six months ended March 31, 1999 due to higher secured bank financing under the Chase Credit Agreement. Cash paid for interest increased from $11,323,000 during the six months ended March 31, 1998 to $20,440,000 during the six months ended March 31, 1999.

     Interest income decreased 41% from $2,566,000 for the six months ended March 31, 1998 to $1,520,000 for the six months ended March 31, 1999. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

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

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $57,713,000.

     The Company continues to pursue opportunities to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $16,587,000 during the six months ended March 31, 1999. This was due to cash provided from changes in working capital of $15,774,000, in addition to $813,000 provided in generating the net loss after adjustments to reconcile net cash provided by operating activities.

     Net cash used by investing activities was $69,594,000 for the six months ended March 31, 1999. This was due primarily to $57,713,000 required to purchase additional interests in affiliates and $21,309,000 required to fund property and equipment additions offset by a $9,494,000 reduction in investments and advances to affiliates.

     Net cash provided by financing activities was $38,192,000 for the six months ended March 31, 1999. This was due to net increases in secured bank financing of $40,981,000 offset by distributions to minority interests of $2,872,000.

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

     On September 18, 1997, CIFC and the Company entered into a senior bank credit facility with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware, as fronting bank, and the other lenders named therein (the "Chase Credit Agreement"). The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 comprised of term loans of $680,000,000 and a revolving credit facility of $80,000,000. All obligations of CIFC and the guarantors under the Chase Credit Agreement and the guarantees are secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. In addition, the Chase Credit Agreement is secured by a first priority security interest in substantially all of the assets held by the Company and certain of its wholly-owned subsidiaries, to the extent the Company and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on capital stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase capital stock or debt.

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down the $680,000,000 term loans under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. On December 2, 1998, CIFC and the Company borrowed $42,000,000 under the revolving credit facility of the Chase Credit Agreement to use, with existing cash, to purchase affiliate interests in South Dakota (see "Acquisitions"). As a result of the consolidation of these South Dakota entities, other long-term debt increased $8,123,000. Advances made under the Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from 1.00% to 2.50% over prime (7.75% at March 31, 1999) for variable rate loans or 2.00% to 3.50% over LIBOR (5.00% at March 31, 1999) for fixed rate loans. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

     In addition to the liquidity provided by the Chase Credit Agreement and other long-term debt agreements at March 31, 1999, the Company, on a consolidated basis, had available $11,338,000 of cash and cash equivalents. The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, including corporate capital, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the six months ended March 31, 1999 was $22,364,000. These expenditures were primarily for new cell site construction, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures in managed markets for the remainder of fiscal year 1999 to be approximately $20,000,000 to optimize coverage, upgrade switching capacity, increased channel capacity and for paging infrastructure.

     At March 31, 1999, the Company's near-term debt service requirements consisted primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its consolidated cash interest expense for the remainder of fiscal year 1999 under the Chase Credit Agreement will be $30,000,000. The first principal payment under the Chase term loans is due December 31, 1999. Additional borrowings under the Chase Credit Agreement may be required if existing cash balances and cash from operating activities is not sufficient to fund cash interest expense or capital requirements.

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

Recently Issued Accounting Standards
------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be carried at fair value. Management does not expect SFAS 133 to have a significant impact on the Company's financial statements.

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,888,000 net Company pops in 83 markets located in 14 states. Pops refers to the estimated population of a market as initially licensed by the FCC. As used herein "RSA" means the Cellular Geographic Service Area ("CGSA") within a Rural Service Area and "MSA" means the CGSA within a Metropolitan Statistical Area, as defined by the Federal Communications Commission ("FCC"). Company markets consist of 72 RSA markets having a total of 5,268,000 pops and 11 MSA markets having a total of 1,626,000 pops, of which the Company's interests represent 3,082,000 net Company pops and 806,000 net Company pops, respectively. The Company currently manages 56 of the 83 markets in which it holds an interest and owns a greater than 50% interest in 49 of its 56 managed markets. As of March 31, 1999, the Company and CIFC had net advances of $220,344,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $192,110,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $15,356,000. The assets of the affiliates in which the Company has investments or advances represent 4,602,000 pops, which include 3,888,000 net Company pops and 714,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $28,234,000. Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,240,000 total pops and 3,275,000 net Company pops. As of March 31, 1999, the RSA and MSA managed markets had 283,409 and 89,135 subscribers, respectively.

     Information regarding the Company's net ownership interests in each cellular licensee and the market subject to such license as of May 7, 1999 is summarized in the following table.

                                                  Net Company
      MSA or                                      Interest in              1998            Net Company Pops
   RSA Code (1)              State               Licensee (2)        Population (3)(6)           (4)
-----------------------------------------------------------------------------------------------------------
MSAs:
               152    Portland, ME                         11.11%          284,147                   31,569
               167    Duluth, MN-WI                        16.34%          240,234                   39,254
               206    Terra Haute, IN                      16.67%          170,755                   28,465
           241*(5)    Pueblo, CO                           73.99%          133,797                   98,996
           253*(5)    Sioux City, IA                       74.50%          136,731                  101,865
           267*(5)    Sioux Falls, SD                     100.00%          142,073                  142,073
           268*(5)    Billings, MT                         91.63%          129,371                  118,543
               283    Lewiston-Auburn, ME                  11.11%          103,721                   11,523
           289*(5)    Rapid City, SD                      100.00%          110,926                  110,926
           297*(5)    Great Falls, MT                      91.63%           82,324                   75,433
           298*(5)    Bismarck, ND                         51.00%           91,892                   46,865
                                                                         ---------                  -------
Total MSA                                                                1,625,971                  805,512

RSAs:
              348*    Colorado                            100.00%           48,029                   48,029
           349*(5)    Colorado                             61.75%           66,939                   41,335
           351*(5)    Colorado                             61.75%           78,325                   48,366
           352*(5)    Colorado                             66.00%           36,101                   23,827
           353*(5)    Colorado                            100.00%           76,122                   76,122
           354*(5)    Colorado (B1)                        69.40%           49,823                   34,577

                                      Net Company
      MSA or                          Interest in              1998            Net Company Pops
   RSA Code (1)       State           Licensee (2)        Population (3)(6)           (4)
---------------  ---------------  ------------------  ----------------------  --------------------------
355*            Colorado                49.00%               46,379                   22,726
356*            Colorado (B1)           49.00%               25,782                   12,633
389             Idaho                   50.00%               71,284                   35,642
390             Idaho                   33.33%               17,602                    5,867
392*(5)         Idaho (B1)             100.00%              144,267                  144,267
393*(5)         Idaho                   91.64%              300,443                  275,326
415             Iowa                    10.11%              155,178                   15,688
416 (5)         Iowa                    78.57%              109,023                   85,659
417*(5)         Iowa                   100.00%              156,442                  156,442
419*            Iowa                    44.92%               54,811                   24,621
420*(5)         Iowa                   100.00%               63,038                   63,038
424*            Iowa                    50.00%               66,643                   33,322
425*            Iowa                    13.28%              110,868                   14,723
426*            Iowa                    49.14%               83,090                   40,830
427*            Iowa                    49.17%              102,942                   50,617
428             Kansas                   4.11%               27,741                    1,140
429             Kansas                   4.11%               30,523                    1,254
430             Kansas                   4.11%               53,026                    2,179
431             Kansas                   4.11%              137,928                    5,669
432             Kansas                   4.11%               32,861                    1,351
433             Kansas                   4.11%               20,123                      827
434             Kansas                   4.11%               80,524                    3,310
435             Kansas                   4.11%              131,254                    5,395
436             Kansas                   4.11%               58,858                    2,419
437             Kansas                   4.11%              109,008                    4,480
438             Kansas                   4.11%               84,143                    3,458
439             Kansas                   4.11%               43,831                    1,801
440             Kansas                   4.11%               29,677                    1,220
441             Kansas                   4.11%              175,260                    7,203
442             Kansas                   4.11%              155,007                    6,371
512             Missouri (B1)           14.70%               35,343                    5,195
523*(5)         Montana (B1)            91.63%               66,810                   61,218
523*(5)         Montana (B2)            91.63%               82,182                   75,303
524*(5)         Montana (B1)            91.63%               32,203                   29,508
526*(5)         Montana (B1)            91.63%                9,897                    9,069
527*(5)         Montana                 91.63%              196,567                  180,114
528*(5)         Montana                 91.63%               65,707                   60,207
529*(5)         Montana                 91.63%               23,502                   21,535
530*(5)         Montana                 91.63%               91,862                   84,173
531*(5)         Montana                 91.63%               35,676                   32,690
532*(5)         Montana                 91.63%               13,526                   12,394
553*(5)         New Mexico (B2)         58.36%              117,311                   68,463
555             New Mexico              12.25%               89,939                   11,018
557             New Mexico              16.33%               59,835                    9,771
580*(5)         North Dakota            53.36%              105,910                   56,514
581*(5)         North Dakota            65.06%               59,961                   39,011
582             North Dakota            41.45%               90,709                   37,599
583*            North Dakota            49.00%               58,607                   28,717
584*(5)         North Dakota            61.75%               46,240                   28,553
634*(5)         South Dakota           100.00%               33,484                   33,484
635*(5)         South Dakota           100.00%               18,830                   18,830


                                               Net Company
      MSA or                                   Interest in              1998            Net Company Pops
   RSA Code (1)             State             Licensee (2)        Population (3)(6)           (4)
--------------------  -------------------  -------------------  ---------------------  -----------------
636*(5)                 South Dakota             100.00%                53,417                   53,417
638*(5)                 South Dakota (B1)        100.00%                17,205                   17,205
638*(5)                 South Dakota (B2)        100.00%                15,882                   15,882
639*(5)                 South Dakota (B1)        100.00%                46,573                   46,573
639*(5)                 South Dakota (B2)        100.00%                 1,511                    1,511
640*(5)                 South Dakota             100.00%                60,553                   60,553
641*(5)                 South Dakota             100.00%                79,882                   79,882
642*(5)                 South Dakota             100.00%               104,802                  104,802
675*(5)                 Utah                     100.00%                59,833                   59,833
676*(5)                 Utah                     100.00%               116,678                  116,678
677*(5)                 Utah (B3)                100.00%                41,233                   41,233
678*(5)                 Utah                      80.00%                27,499                   21,999
718*(5)                 Wyoming                   66.00%                52,841                   34,875
719*(5)                 Wyoming                  100.00%                76,569                   76,569
720*(5)                 Wyoming                  100.00%               146,254                  146,254
                                                                     ---------                ---------
Total RSA                                                            5,267,728                3,082,366
                                                                     ---------                ---------
Total MSA and RSA                                                    6,893,699                3,887,878
                                                                     =========                =========

--------
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3) Derived from the 1998 Information Decision Systems database for markets managed by the Company, and other sources for markets not managed by the Company.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1998 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6)  Represents population within the CGSA.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:

                          Number of                     Estimated Population                         Number of
                      Operating Systems                 of Operating Systems                         Subscribers
                  ------------------------- ----------------------------------------------- ----------------------------- Subscriber
                    Total    MSA     RSA      Total          MSA               RSA            Total      MSA        RSA     Growth
                  --------- ----- --------- ----------- -------------- -------------------- ---------- --------- -------- ----------
Sept 30, 1987         0      0      0             0              0                    0           0         0           0
Sept 30, 1988         4      4      0       504,529     504,529 (1)                   0         424       424           0
Sept 30, 1989         4      4      0       500,804     500,804 (2)                   0       1,362     1,362           0    221.23%
Sept 30, 1990        18      4     14     1,687,481     500,804 (2)        1,186,677 (2)      6,444     3,513       2,931    373.13%
Sept 30, 1991        49      5     44     3,509,779     566,722 (3)        2,943,057 (3)     17,952     6,387      11,565    178.58%
Sept 30, 1992        49      5     44     3,509,779     566,722 (3)        2,943,057 (3)     35,884    11,119      24,765     99.89%
Sept 30, 1993        50      6     44     3,665,758     644,526 (4)        3,021,232 (4)     60,381    17,898      42,483     68.27%
Sept 30, 1994        55      7     48     3,906 063     771,660 (5)        3,134,403 (5)     99,002    30,711      68,291     63.96%
Sept 30, 1995        56      7     49     4,220,975     785,866 (6)        3,435,109 (6)    151,482    42,401     109,081     53.01%
Sept 30, 1996        55      7     48     4,105,119     792,913 (7)        3,312,206 (7)    211,278    55,896     155,382     39.47%
Sept 30, 1997        56      7     49     4,161,460     800,187 (8)        3,361,273 (8)    274,745    68,579     206,166     30.04%
Sept 30, 1998        56      7     49     4,296,165     827,114 (10)       3,469,051 (10)   335,881    79,532     256,349     22.25%
Dec 31,  1998        56      7     49     4,296,165     827,114 (10)       3,469,051 (10)   358,665    85,029     273,636      6.59%
Mar 31,  1999        56      7     49     4,296,165     827,114 (10)       3,469,051 (10)   372,544    89,135     283,409      3.87%
-----------------------

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

                                                                  Six Months ended March 31,
                                  ---------------------------------------------------------------------------------------
                                        1999        1998        1999            1998            1999            1998
                                  -------------------------- ------------------------------- ----------------------------
                                          Combined (1)         Financed Proportionate (2)      Company Proportionate (3)
                                  -------------------------- ------------------------------- ----------------------------
Managed Markets
Revenues:
 Cellular service                     $ 72,448    $ 64,357      $ 68,894       $ 57,988        $ 59,480          $ 48,398
 In-roaming                             26,480      21,706        24,716         19,559          22,061            16,685
 Equipment sales                         2,619       1,384         2,495          1,242           2,181             1,084
                                      --------    --------      --------       --------        --------          --------
   Total revenues                      101,547      87,447       96,105          78,789          83,722            66,167
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              12,838      12,516        12,103         11,545          10,417             9,645
   Equipment sales                       7,930       9,279         7,499          8,368           6,518             7,075
 General and administrative (4)         22,061      20,223        25,442         19,677          22,108            16,052
 Marketing and selling                  19,678      15,656        18,603         14,238          16,076            11,713
   Total cash costs and               --------    --------       --------      --------        --------          --------
     expenses
                                        62,507      57,674        63,647         53,828          55,119            44,485
                                      --------    --------      --------       --------        --------          --------
EBITDA                                $ 39,040    $ 29,773      $ 32,458       $ 24,961        $ 28,603          $ 21,682
                                      ========    ========     ========        ========        ========          ========

Capital expenditures                  $ 22,364    $ 13,946      $ 21,873       $ 13,118        $ 21,090          $ 11,291

Subscriber count                       372,544     307,109       350,114        275,019         300,773           227,333
Total markets                               56          56            56             56              56                56

Nonmanaged Markets
Revenues:
 Cellular service                     $ 55,642    $ 52,081      $  7,580       $  6,915        $  5,749          $  5,073
 In-roaming                             19,178      13,401         4,858          3,576           3,351             2,473

 Equipment sales                         4,467       4,525           368            427             311               336
                                      --------    --------      --------       --------        --------          --------
   Total revenues                       79,287      70,007        12,806         10,918           9,411             7,882
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                   $ 16,340      13,415         2,577          2,032           1,845             1,438
   Equipment sales                       4,754       6,670           495            596             375               453
 General and administrative             19,485      15,643         2,748          2,471           2,016             1,720
 Marketing and selling                  11,065      11,402         1,951          2,289           1,518             1,765
                                      --------    --------      --------       --------        --------          --------
   Total cash costs
     and expenses                       51,644      47,130         7,771          7,388           5,754             5,376
                                      --------    --------      --------       --------        --------          --------
EBITDA                                $ 27,643    $ 22,877      $  5,035       $  3,530        $  3,657          $  2,506
                                      ========    ========      ========       ========        ========          ========

Capital expenditures                  $ 10,966    $  8,633      $  1,042      $  1,401         $    951          $  1,140

Subscriber count                       251,490     203,109        41,042         34,837          30,960            25,733
Total markets                               27          27           27              27              27                27


                                                                                                      Six Months ended March 31,
                                                                                                     ----------------------------
                                                                                                          1999         1998
                                                                                                     ------------- --------------
Reconciliation From Company Proportionate EBITDA to Consolidated Reporting
Total proportionate EBITDA (managed and nonmanaged markets)                                           $    32,260   $  $ 24,188
Depreciation and amortization                                                                             (11,243)      (10,452)
Interest expense                                                                                           (5,716)       (6,829)
Equity in nonlicensee affiliates                                                                             (647)         (566)
Minority interests                                                                                           (112)           68
Intercompany interest                                                                                       5,534         6,450
Amortization of license costs not owned by affiliates                                                      (1,027)       (1,015)
Unallocated corporate expenses                                                                             (3,186)       (3,171)
Stock-based compensation expense                                                                                -       (13,400)
Interest expense (net) and other                                                                          (27,319)      (15,577)
Merger costs                                                                                                    -       (33,500)
Income tax expense                                                                                           (525)            -
                                                                                                     ------------- --------------
Consolidated net loss                                                                                 $   (11,981)  $   (53,804)
                                                                                                     ============= ==============

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

             Date of Report     Item Reported     Financial Statements Filed
             --------------     -------------     --------------------------
             February 17, 1999  Item 5            None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  May 14, 1999        By:  /s/Andrew J. Gardner
                                --------------------
                                Andrew J. Gardner
                                Executive Vice President and Chief
                                Financial Officer



Date:  May 14, 1999        By:  /s/Randy L. Lazzell
                                -------------------
                                Randy L. Lazzell
                                Vice President and Controller
                                (Principal Accounting Officer)