Form 10-Q
period 1999-06-30
COMMNET CELLULAR INC
filed 1999-08-16
CIK 787912

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  June 30, 1999
                                   -------------

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

The number of shares of the registrant's Common Stock outstanding as of August 6, 1999 was 22,853,345.

                             COMMNET CELLULAR INC.
                           Form 10-Q - June 30, 1999


                                     INDEX


Part I                                                Financial Information                                Page
------                                                ---------------------                                ----

Item 1                                  Financial Statements

                                        Consolidated Condensed Balance Sheets -
                                           June 30, 1999 and September 30, 1998                               1

                                        Consolidated Condensed Statements of Operations-
                                           Three Months Ended June 30, 1999 and
                                           June 30, 1998                                                      3

                                        Consolidated Condensed Statements of Operations -
                                           Nine Months Ended June 30, 1999 and
                                           June 30, 1998                                                      4

                                        Consolidated Condensed Statements of Cash Flows -
                                           Nine Months Ended June 30, 1999 and
                                           June 30, 1998                                                      5

                                        Notes to Consolidated Condensed Financial
                                           Statements                                                         7

Item 2                                  Management's Discussion and Analysis of Financial
                                           Condition and Results of Operations                                9


Part II                                 Other Information
-------                                 -----------------

Item 6                                  Exhibits and Reports on Form 8-K                                     25

                             COMMNET CELLULAR INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in thousands)
                                  (unaudited)


                                                                        June 30,                   September 30,
                         Assets                                           1999                          1998
---------------------------------------------------------      ------------------------      ------------------------

Current assets:
    Cash and cash equivalents                                              $  1,905                      $ 26,153
    Accounts receivable, net of allowance for doubtful
       accounts of $4,456 and $2,487 at June 30, 1999 and
       September 30, 1998, respectively                                      31,600                        28,051
    Current portion of advances to affiliates                                 2,214                         3,438
    Prepaid expenses and other                                                2,083                         1,682
    Inventory                                                                 4,211                         4,564
                                                                           --------                      --------
            Total current assets
                                                                             42,013                        63,888



Investment in and advances to affiliates                                     27,080                        33,637

Investment in cellular system equipment                                      11,212                         3,816

Property and equipment, at cost:
    Cellular system equipment                                               206,071                       185,851
    Land, buildings and improvements                                         40,312                        35,280
    Furniture and equipment                                                  30,947                        23,155
                                                                           --------                      --------
                                                                            277,330                       244,286

    Accumulated depreciation                                                109,268                        89,688
                                                                           --------                      --------

            Net property and equipment                                      168,062                       154,598

Other assets, less accumulated amortization of $42,232
    and $37,295 at June 30, 1999 and September 30, 1998,
    respectively:
       FCC licenses and filing rights                                       159,252                       100,380
       Deferred loan costs and other                                         24,718                        28,433
                                                                           --------                      --------


           Total other assets                                               183,970                       128,813
                                                                           --------                      --------

                                                                           $432,337                      $384,752
                                                                           ========                      ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                   (Amounts in thousands, except share data)
                                  (unaudited)


                                                                         June 30,                     September 30,
          Liabilities and Stockholders' Deficit                            1999                           1998
---------------------------------------------------------      -------------------------       ------------------------

Current liabilities:
    Accounts payable                                                       $   3,660                      $   4,954
    Accounts payable - property and equipment
        purchases                                                              7,841                          3,675
    Accrued commissions                                                        1,741                            953
    Accrued interconnect costs                                                 2,620                          1,741
    Accrued operating taxes                                                    4,435                          3,891
    Other accrued liabilities                                                  3,127                          8,188
    Interest payable                                                          10,898                          2,421
    Current portion of secured bank financing and other
        long-term debt                                                         4,491                              -
                                                                           ---------                      ---------
           Total current liabilities
                                                                              38,813                         25,823

Long-term debt:
    Secured bank financing                                                   718,025                        680,000
    Note payable and other long-term debt                                      9,511                          2,916
    11 3/4% senior subordinated discount notes                                     -                             83

Minority interests                                                             7,673                         11,378

Commitments

Stockholders' deficit:
    Preferred Stock, $.01 par value; 1,000,000 shares
        authorized; no shares issued                                               -                              -
    Common Stock, $.001 par value; 40,000,000 shares
        authorized; 22,662,985 shares issued at June 30, 1999
        and September 30, 1998 (Note 3)                                            5                              5
    Capital in excess of par value                                           307,271                        307,271
    Deferred compensation to employees                                        (2,290)                        (2,661)
    Accumulated deficit                                                     (646,671)                      (640,063)
                                                                           ---------                      ---------



           Total stockholders' deficit                                      (341,685)                      (335,448)
                                                                           ---------                      ---------

                                                                           $ 432,337                      $ 384,752
                                                                           =========                      =========

                             See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Three Months ended June 30, 1999 and 1998
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                                                                1999                     1998
                                                                         ------------------      ---------------------
Revenues:
  Service                                                                     $ 36,888                   $ 30,822
  In-roaming                                                                    15,994                     11,040
  Equipment sales                                                                1,048                        918
                                                                              --------                   --------
                                                                                53,930                     42,780
Costs and expenses:
  Operations:
     Cost of service                                                             6,373                      5,621
     Cost of equipment sales (Note 4)                                            1,370                      2,979
     General and administrative                                                 10,011                      8,238
     Marketing and selling                                                       8,263                      6,787
     Depreciation and amortization                                               7,136                      6,839
  Corporate:
     General and administrative                                                  1,546                     12,477
     Depreciation                                                                  361                         10
     Less amounts allocated to nonconsolidated affiliates                       (1,710)                    (2,312)
                                                                              --------                   --------
                                                                                33,350                     40,639
                                                                              --------                   --------

Operating income                                                                20,580                      2,141

Equity in net income of nonconsolidated affiliates                               1,443                        897
Minority interest in net income of consolidated affiliates                      (1,632)                    (1,178)
Amortization of deferred costs                                                    (752)                    (1,019)
Interest expense                                                               (14,822)                   (15,121)
Interest income                                                                    628                      1,322
                                                                              --------                   --------
Income (loss) before income taxes                                                5,445                    (12,958)
Income tax expense                                                                  72                          -
                                                                              --------                   --------
Net income (loss)                                                             $  5,373                   $(12,958)
                                                                              ========                   ========

Net income (loss) per common share:
  Basic                                                                          $0.24                     $(0.57)
                                                                              ========                   ========
  Diluted                                                                        $0.22                     $(0.57)
                                                                              ========                   ========

Weighted average shares outstanding:
  Basic                                                                         22,663                     22,643
                                                                              ========                   ========
  Diluted                                                                       24,276                     22,643
                                                                              ========                   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    Nine Months ended June 30, 1999 and 1998
                 (Amounts in thousands, except per share data)
                                  (unaudited)


                                                                               1999                     1998
                                                                         -----------------      ---------------------
Revenues:
  Service                                                                   $101,383                   $ 84,850
  In-roaming                                                                  40,061                     29,598
  Equipment sales                                                              3,491                      2,175
                                                                            --------                   --------
                                                                             144,935                    116,623
Costs and expenses:
  Operations:
     Cost of service                                                          19,401                     17,412
     Cost of equipment sales (Note 4)                                          8,706                     10,917
     General and administrative                                               29,624                     25,448
     Marketing and selling                                                    26,241                     20,460
     Depreciation and amortization                                            19,935                     18,710
  Corporate:
     General and administrative                                                8,253                     29,812
     Depreciation                                                              1,411                      1,474
     Less amounts allocated to nonconsolidated affiliates                     (5,234)                    (6,810)
                                                                            --------                   --------
                                                                             108,337                    117,423
                                                                            --------                   --------

Operating income (loss)                                                       36,598                       (800)

Equity in net income of nonconsolidated affiliates                             4,629                      2,700
Minority interest in net income of consolidated affiliates                    (3,025)                    (3,149)
Amortization of deferred costs                                                (2,465)                    (2,043)
Interest expense                                                             (43,896)                   (33,858)
Interest income                                                                2,148                      3,888
                                                                            --------                   --------
Loss before income taxes and extraordinary charge                             (6,011)                   (33,262)
Income tax expense                                                               597                          -
                                                                            --------                   --------
Loss before extraordinary charge                                              (6,608)                   (33,262)
Extraordinary charge related to early extinguishment of long-term debt             -                    (33,500)
                                                                            --------                   --------

Net loss                                                                    $ (6,608)                  $(66,762)
                                                                            ========                   ========

Basic and diluted loss per common share:
  Loss before extraordinary charge                                            $(0.29)                    $(0.74)
  Extraordinary charge                                                             -                      (0.74)
                                                                            --------                   --------
  Basic and diluted loss per common share                                     $(0.29)                    $(1.48)
                                                                            ========                   ========

Weighted average shares outstanding                                           22,663                     45,041
                                                                            ========                   ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months ended June 30, 1999 and 1998
                             (Amounts in thousands)
                                  (unaudited)


                                                                             1999                       1998
                                                                             ----                       ----

Operating activities:
  Net loss                                                                  $ (6,608)                  $(66,762)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Extraordinary charge related to early extinguishment of
          long-term debt                                                           -                     33,500
       Minority interest in net income of consolidated affiliates              3,025                      3,149
       Depreciation and amortization                                          23,811                     22,227
       Equity in net income of affiliates                                     (4,629)                    (2,700)
       Interest expense on 11 3/4% senior subordinated
          discount notes                                                           1                      6,611
       Stock-based compensation expense                                          371                     10,338
       Accrued interest on advances to affiliates                             (1,114)                    (2,973)


     Change in operating assets and liabilities, net of effects from consolidating acquired interests:
       Accounts receivable                                                    (3,221)                    (1,385)
       Prepaid expenses and other                                               (401)                      (304)
       Inventory                                                                 353                     (2,307)
       Accounts payable and accrued liabilities                               (4,450)                    (3,802)
       Accrued interest                                                        8,425                        327
                                                                            --------                   --------
Net cash provided (used) by operating activities
                                                                              15,563                     (4,081)

Investing activities:
   Reductions in investments in and advances to affiliates                    16,883                     10,128
   Reductions in (additions to) investment in cellular system
       equipment                                                              (7,396)                       551
   Additions to property and equipment                                       (26,770)                   (21,590)
   Additions to other assets                                                    (215)                      (236)
   Purchase of interests in affiliates, net of assets and
       liabilities recorded due to consolidation                             (59,775)                         -
                                                                            --------                   --------

Net cash used by investing activities                                        (77,273)                   (11,147)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                    Nine Months ended June 30, 1999 and 1998
                             (Amounts in thousands)
                                  (unaudited)


                                                                              1999                        1998
                                                                              ----                        ----

Financing activities:
    Proceeds from secured bank financing                                       $64,000                    $695,000
    Payments of secured bank financing                                         (23,013)                    (24,762)
    Payment of 11  3/4% senior subordinated discount notes                         (83)                   (165,662)
    Payment of 11  1/4% subordinated notes                                           -                     (80,000)
    Extraordinary charge related to early extinguishment of
        long-term debt                                                               -                     (29,015)
    Loan fees and offering costs related to long-term debt                           -                     (26,699)
    Distributions to minority interests                                         (3,442)                     (3,043)
    Reduction of obligation under capital leases                                     -                        (139)
    Issuance of Common Stock, net of offering costs                                  -                     128,140
    Conversion of Common Stock as a condition of merger                              -                    (475,496)
                                                                              --------                   ---------
Net cash provided by financing activities
                                                                                37,462                      18,324
                                                                              --------                   ---------

Net increase (decrease) in cash and cash equivalents                           (24,248)                      3,096

Cash and cash equivalents at beginning of period                                26,153                      14,132
                                                                              --------                   ---------

Cash and cash equivalents at end of period                                    $  1,905                   $  17,228
                                                                              ========                   =========


Supplemental schedule of additional cash flow information and noncash activities:

    Cash paid for interest                                                     $35,418                   $26,920

    Purchase of cellular system equipment through accounts payable               7,841                     5,443

    Write-off of offering costs included in extraordinary loss on
        early extinguishment of long-term debt                                       -                     4,485

                            See accompanying notes.

     1.   Basis of presentation
          ---------------------

          CommNet Cellular Inc. and its majority-owned affiliates (the "Company"), in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1997 and 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results for a full year. Certain amounts relating to June 30, 1998 have been reclassified to correspond to the June 30, 1999 classification.

     2.   Earnings per share
          ------------------

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in fiscal 1998. SFAS No. 128 requires retroactive restatement of earnings per share data for all years presented. In accordance with SFAS No. 128, the increase in weighted average common shares, assuming dilution, is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 1,613,430 and 1,555,869 weighted average shares for the three and nine months ended June 30, 1999 and 1998, respectively. However, diluted earnings per share are not presented for the nine month period as the effect is anti-dilutive.

     3.   Stockholders' equity
          --------------------

          Changes to Common Stock during the nine months ended June 30, 1999 were as follows (amounts in thousands, except share data):


                                                                                          Deferred
                                                                                        Compensation
                                           Common Stock                Capital in        Related to
                               ----------------------------------       Excess of         Employee             Accumulated
                                     Shares             Amount          Par Value          Options               Deficit
                               ----------------------------------   ---------------   ----------------  ----------------------

Balance at September 30, 1998       22,662,985               $5          $307,271             $(2,661)           $(640,063)

Stock-based compensation                     -                -                 -                 371                    -

Net loss                                     -                -                 -                   -               (6,608)
                                    ----------               --          --------             -------            ---------

Balance at June 30, 1999            22,662,985               $5          $307,271             $(2,290)           $(646,671)
                                    ==========               ==          ========             =======            =========


          At June 30, 1999 the Company had 1,705,700 options outstanding at a weighted average exercise price of $1.42.

     4.   Cost of equipment sales
          -----------------------

          The Company has a customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. Prior to the second fiscal quarter of 1999, the cost of providing the handset to the customer was included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program was recognized in cellular service revenue. In the quarter ended March 31, 1999, the Company changed its accounting for these handsets, whereby the cost of the handsets are included in property and equipment and depreciated over a period of 30 months. The Company believes that this change better matches the cost of the handset with the related revenue stream and is consistent with predominant industry practice. The change has been accounted for as a change in estimate. The effect of this change was a net benefit for the quarter and nine months ended June 30, 1999 of $2,260,000 and $4,403,000, respectively, and $0.10 and $0.19 per share, respectively.

     5.   Income taxes
          ------------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1999, the Company had a substantial net deferred tax asset that has been reserved with a valuation allowance of 100%. Therefore, no deferred tax expense was recorded.

     6.   Contingencies
          -------------

          On October 22, 1998, The Rye Telephone Company ("Rye"), a shareholder in Pueblo Cellular, Inc. ("Pueblo") filed an action in the District Court, Pueblo County, State of Colorado, against the Company. The lawsuit alleges intentional interference with contract, breach of contract and breach of covenant of good faith in connection with a proposed sale of shares in Pueblo by Rye and Pine Drive Telephone Company ("Pine Drive") and a related lawsuit filed by the Company against Pine Drive in Arapahoe County court. The lawsuit seeks, among other things, general and special damages of not less than $5,493,840, exemplary damages, fees and costs. The trial court found in favor of the Company. Rye appealed. A joint request for stay by all parties has been filed and granted pending the closing of the sale of Rye's interest in the Pueblo MSA market to Cellular Inc. Network Corporation (CINC), a wholly-owned subsidiary of the Company. Closing of the sale transaction would result in a full and complete settlement of the lawsuit.

     7.   Subsequent events
          -----------------

          On July 18, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vodafone AirTouch PLC ("VA") and Pacific Telecom Cellular of Colorado, Inc. ("PTC") whereby PTC would merge with and into CommNet Cellular Inc. and the owner of each outstanding share of the Company's common stock would receive $31.00 per share plus interest at the rate of 8% from the date of the Merger Agreement until closing. Upon completion of the transaction, VA will own all the outstanding shares of the Company. The merger is subject to certain conditions, including approval from the Federal Communications Commission. In connection with the execution and delivery of the Merger Agreement and the transactions contemplated thereby, VA and BCP CommNet L.P. ("BCP"), the owner of approximately 86% of the Company's common stock, have entered into a Voting Agreement, dated as of July 18, 1999, pursuant to which BCP has agreed to vote all the shares of the Company's common stock owned by it in favor of the merger upon the terms and subject to the conditions set forth in the Voting Agreement. The Merger Agreement and Voting Agreement have been filed with the Securities and Exchange Commission, as exhibits to the Company's Form 8-K on July 21, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company generated net income for the quarter ended June 30, 1999 and operating income during the nine months ended June 30, 1999 focusing on increasing penetration, subscriber usage and cash flow. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the nine months ended June 30, 1999 and the fiscal years ended September 30, 1998 and 1997, will continue to be positive and will increase in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

     As a consequence of the Merger (see "Acquisitions"), results of operations and financial position were impacted significantly on a one-time and recurring basis. Under the $760,000,000 debt facility (see Liquidity and Capital Resources), $680,000,000 was drawn to finance extinguishment of old debt, to repurchase $475,496,000 of Common Stock and to pay transaction costs and $42,000,000 has been drawn to purchase additional interests in certain markets (see Acquisitions). This increase in leverage in the capital structure of the Company caused amortization expense and interest expense to increase significantly and this trend will continue.

     Consolidated results of operations include the revenues and expenses of those markets in which the Company holds a greater than 50% interest. The results of operations of 49 markets, all of which were consolidated for the entire period, are included in the consolidated results for the quarter ended June 30, 1999. The results of operations of 46 markets, all of which were consolidated for the entire period, were included in the consolidated results for the quarter ended June 30, 1998. The increase in the number of markets included in consolidated results was due to acquisitions consummated subsequent to June 30, 1998. Consolidated results of operations also include the operations of Cellular, Inc. Financial Corporation ("CIFC"), the Company's financing subsidiary, Cellular Inc. Network Corporation ("CINC") and CommNet Cellular License Holding LLC ("CCLHLLC"), subsidiaries through which the Company holds interests in certain cellular licenses, as well as CommNet Paging Inc. ("CPI"), a subsidiary which provides paging services. CINC and CPI are wholly-owned subsidiaries of CommNet Cellular Inc. CIFC is a wholly-owned subsidiary of CINC and CCLHLLC is a wholly-owned subsidiary of CIFC.

     Equity in net income of affiliates includes the Company's share of net income in the markets in which the Company's interest is 50% or less but 20% or greater. For the quarter ended June 30, 1999, 17 markets were accounted for under the equity method compared to 18 such markets for the quarter ended June 30, 1998. Markets in which the Company's interest is less than 20% are accounted for under the cost method. Seventeen markets were accounted for under the cost method for the quarter ended June 30, 1999 compared to 18 markets for the quarter ended June 30, 1998.

     Interest income is derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the majority of the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At June 30, 1999, loans bore interest at the 90-day LIBOR rate plus a margin determined based on the affiliate's leverage ratio. From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

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

     Within each area of inquiry the Y2K Committee has prioritized and evaluated each scenario and the remediation effort required to achieve Y2K compliance and has chosen whether to either address the scenario through implementation of full or partial remediation efforts, or not address the scenario with remediation efforts. For those scenarios to be addressed, a remediation schedule has been prepared showing when remediation efforts will be undertaken. As part of the development of remediation efforts the Y2K Committee has developed testing strategies for those remediation efforts and assumptions that must be tested and will complete end-to-end testing before fiscal year end.

     For all areas addressed by the Y2K Committee, whether addressed by remediation efforts or not, the Y2K Committee has developed contingency plans in the event that critical systems, services and/or equipment are not operational on or after January 1, 2000 based upon the anticipated viability of critical systems, services and/or equipment on or after January 1, 2000. Also, the Y2K Committee will develop contingency plans in case some elements or assumptions for addressing the Year 2000 problem may be false or incorrect or which prove to need additional remediation based upon testing efforts.

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

     Company Software, Hardware, and Information Resources. The Company has evaluated major internal computer systems for potential Y2K problems and is in the process of implementing enhancements. Some testing has been completed on these systems. Many of the Company's systems are interconnected with third party systems (see below). Communication between internal and third party systems is largely dependent on the wireline systems discussed above. The Company is working with software and hardware vendors to correct any Y2K problems that are detected. The Company believes that these efforts should result in internal software, hardware and information resources that will continue to function without material failures due to Y2K problems. Significant failures could impair the Company's ability to provide timely financial and other internal reporting data as result of having to rely on backup data and manual methods of record keeping. Productivity of Company personnel could be adversely affected by having to use alternate means of communication and alternative office systems and equipment.

     Third Party Service Providers. The Company relies on a single billing vendor to produce bills for its customers. This billing vendor also supplies billing and customer care software used by the Company internally. Raw billing information is captured by Company MTSOs. The Company upgraded its billing software during 1998. The Company uses other vendors to validate and provide for some of its in and out roaming traffic which have completed Y2K testing and have concluded that their systems and processes are Y2K compliant. The Company uses third party financial institutions and employee benefit services. The Company has contacted these third party service providers and believes that these vendors have programs in place that should result in these vendors being able to continue to function without material failures due to Y2K problems. However, none of these third party vendors have given unqualified warranties to the Company that they will be Y2K compliant. The Company could rely on internal systems to provide monthly access billing to its customers, but has not developed a means to bill rated minutes of use and toll to its customers. The result of a billing vendor failure would be to delay billing of customers by the Company with resultant delays in receiving payments from Company customers. Failure of roamer service vendors could result in an inability for some of the Company's customers to roam in markets that are not directly connected to the Company's cellular network as well as an inability for customers of unconnected systems to roam in the Company's markets. Paper-based financial institution and employee benefit records could be used to continue these services, although at a higher cost to the Company.

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

Forward Looking Information
---------------------------

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

Results of Operations
---------------------

     Three Months Ended June 30, 1999 and 1998.  Operations.  Service revenues,
     -----------------------------------------   ----------
including in-roaming revenues, increased 26% from $41,862,000 for the quarter ended June 30, 1998 to $52,882,000 for the quarter ended June 30, 1999. The growth was due to the increase in the number of subscribers in consolidated markets and growth of in-roaming usage. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the quarter from 46 for the three months ended June 30, 1998 to 49 during the three months ended June 30, 1999. Growth in subscribers offset by lower revenues per subscriber accounted for 45% of the increase, growth of in-roaming usage accounted for 30% of the increase, and the number of consolidated markets accounted for 25% of the increase. In-roaming revenues increased by 45%, or $4,954,000, from $11,040,000 for the quarter ended June 30, 1998 to
$15,994,000 for the quarter ended June 30, 1999, due to increased coverage in cellular markets, industry-wide subscriber increases and an increase in the number of consolidated markets.

     Average monthly revenue per subscriber, including in-roaming, remained at $53 for the quarter ended June 30, 1998, reflecting increased usage offset by declining prices to the consumer which is consistent with an overall industry trend. However, in-roaming revenues per subscriber per month increased $2, from $14 for the quarter ended June 30, 1998, to $16 for the quarter ended June 30, 1999. In-roaming minutes of use increased 105% from 10.8 million for the quarter ended June 30, 1998 to 22.1 million for the quarter ended June 30, 1999.

     Cost of service decreased as a percentage of service revenues, including in-roaming revenues, from 13% for the quarter ended June 30, 1998 to 12% for the quarter ended June 30, 1999. The Company recently renegotiated its contract to provide long distance services for its customers at a lower cost.

     Equipment sales increased 14% from $918,000 for the quarter ended June 30, 1998 to $1,048,000 for the quarter ended June 30, 1999, due to an increase in the sales of accessories. Cost of equipment sales decreased 54% from $2,979,000 for the quarter ended June 30, 1998 to $1,370,000 for the quarter ended June 30, 1999 due to a $2,412,000 decrease from the change in method of accounting for handsets provided to customers, offset by an increase of $803,000 related to increased subscriber additions.

     General and administrative costs of operations increased 22% from $8,238,000 during the quarter ended June 30, 1998 to $10,011,000 during the quarter ended June 30, 1999, due to the growth in the customer base. General and administrative costs was unchanged as a percentage of service revenues at 27% for the quarters ended June 30, 1998 and 1999.

     Marketing and selling costs of operations increased 22% from $6,787,000 for the quarter ended June 30, 1998 to $8,263,000 for the quarter ended June 30, 1999, primarily as a result of increases in salaries and commissions related to approximately 5,000, or 16%, greater gross cellular subscriber additions, offset by reductions in advertising. Marketing costs per gross new cellular subscriber increased 6% from $221 for the quarter ended June 30, 1998 to $234 for the quarter ended June 30, 1999.

     Depreciation and amortization relating to operations increased 4% from $6,839,000 for the quarter ended June 30, 1998 to $7,136,000 for the quarter ended June 30, 1999, primarily due to a larger base of property and equipment in service and the effect of the change of method accounting for handsets.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the quarter ended June 30, 1998 were $10,175,000, which represented gross expenses of $12,487,000 less amounts allocated to nonconsolidated affiliates of $2,312,000. Corporate costs and expenses for the quarter ended June 30, 1999 were $197,000, which represented gross expenses of $1,907,000 less amounts allocated to nonconsolidated affiliates of $1,710,000. The decrease in corporate costs is primarily due to nonrecurring transaction costs in 1998 related to stock options.

     Equity in net income of nonconsolidated affiliates for the quarter ended June 30, 1999 was $1,443,000 compared to equity in net income of affiliates of $897,000 for the quarter ended June 30, 1998. The improvement was primarily due to increased profitability of those markets accounted for under the equity method.

     Amortization of deferred costs decreased 26% from $1,019,000 for the quarter ended June 30, 1998, to $752,000 for the quarter ended June 30, 1999.

     Interest expense decreased 2% from $15,121,000 for the quarter ended June 30, 1998 to $14,822,000 for the quarter ended June 30, 1999. Cash paid for interest decreased from $15,597,000 during the quarter ended June 30, 1998 to $14,978,000 during the quarter ended June 30, 1999. Both decreases resulted from lower borrowing rates offset somewhat by higher debt balances.

     Interest income decreased 52% from $1,322,000 for the quarter ended June 30, 1998 to $628,000 for the quarter ended June 30, 1999. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

     Nine Months Ended June 30, 1999 and 1998.  Operations.  Service revenues,
     ----------------------------------------   ----------
including in-roaming revenues, increased 24% from $114,448,000 for the nine months ended June 30, 1998 to $141,444,000 for the nine months ended June 30, 1999. The growth was due to the increase in the number of subscribers in consolidated markets and growth of in-roaming usage, offset by lower revenues per subscriber. In addition to increases in market penetration, growth resulted from an increase in the number of markets consolidated for the nine months from 46 for the nine months ended June 30, 1998 to 49 during the nine months ended June 30, 1999. Growth in subscribers offset by lower revenues per subscriber accounted for 47% of the increase, growth of in-roaming usage accounted for 21% of the increase, and the number of consolidated markets accounted for 32% of the increase. In-roaming revenues increased by 35%, or $10,463,000, from $29,598,000 for the nine months ended June 30, 1998 to $40,061,000 for the nine months ended June 30, 1999, due to increased coverage in cellular markets, to industry-wide subscriber increases and an increase in the number of consolidated markets.

     Average monthly revenue per subscriber, including in-roaming, decreased from $51 for the nine months ended June 30, 1998 to $49 for the nine months ended June 30, 1999, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month increased $1, from $13 for the nine months ended June 30, 1998 to $14 for the nine months ended June 30, 1999.

However, in-roaming
minutes of use increased 71% from 30.2 million for the nine months ended June 30, 1998 to 51.6 million for the nine months ended June 30, 1999.

     Cost of service decreased as a percentage of service revenues including in-roaming, from 15% for the nine months ended June 30, 1998 to 14% for the nine months ended June 30, 1999, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. In addition, the Company recently renegotiated its contract to provide long distance services at a lower cost.

     Equipment sales increased 61% from $2,175,000 for the nine months ended June 30, 1998 to $3,491,000 for the nine months ended June 30, 1999, due to increases in the sales of accessories and gross subscriber additions including handset sales. Cost of equipment sales decreased 20% from $10,917,000 for the nine months ended June 30, 1998 to $8,706,000 for the nine months ended June 30, 1999 due to a $4,621,000 decrease from the change in method of accounting, offset by an increase of $2,410,000 related to increased subscriber additions.

     General and administrative costs of operations increased 16% from $25,448,000 during the nine months ended June 30, 1998 to $29,624,000 during the nine months ended June 30, 1999, due to the growth in the customer base.
General and administrative costs as a percentage of service revenues decreased from 30% for the nine months ended June 30, 1998 to 29% for the nine months ended June 30, 1999.

     Marketing and selling costs of operations increased 28% from $20,460,000 for the nine months ended June 30, 1998 to $26,241,000 for the nine months ended June 30, 1999, primarily as a result of increases in salaries, commissions and advertising related to approximately 13,000, or 14% greater gross subscriber additions. Marketing costs per gross new cellular subscriber increased 14% from $215 for the nine months ended June 30, 1998 to $245 for the nine months ended June 30, 1999.

     Depreciation and amortization relating to operations increased 7% from $18,710,000 for the nine months ended June 30, 1998 to $19,935,000 for the nine months ended June 30, 1999, primarily due to a larger base of property and equipment in service and the effect of the change in method of accounting for handsets.

     Other Costs and Expenses
     ------------------------

     Corporate costs and expenses for the nine months ended June 30, 1998 were $24,476,000, which represented gross expenses of $31,286,000 less amounts allocated to nonconsolidated affiliates of $6,810,000. Corporate costs and expenses for the nine months ended June 30, 1999 were $4,430,000, which represented gross expenses of $9,664,000 less amounts allocated to nonconsolidated affiliates of $5,234,000. The decrease in corporate costs is primarily due to the $23,600,000 in 1998 of nonrecurring transaction costs related to stock options offset by compensation expense in connection with the settlement of claims of former executives and legal fees related to the purchase of additional interests in certain South Dakota markets totaling $2,710,000, none of which were allocated to affiliates.

     Equity in net income of affiliates for the nine months ended June 30, 1999 was $4,629,000 compared to equity in net income of affiliates of $2,700,000 for the nine months ended June 30, 1998. The improvement was primarily due to increased profitability of those markets accounted for under the equity method.

     Amortization of deferred costs increased 21% from $2,043,000 for the nine months ended June 30, 1998, to $2,465,000 for the nine months ended June 30, 1999, as a result of increased deferred costs associated with the Chase credit facility.

     Interest expense increased 30% from $33,858,000 for the nine months ended June 30, 1998 to $43,896,000 for the nine months ended June 30, 1999 due to higher secured bank financing under the Chase Credit Agreement. Cash paid for interest increased from $26,920,000 during the nine months ended June 30, 1998 to $35,418,000 during the nine months ended June 30, 1999.

     Interest income decreased 45% from $3,888,000 for the nine months ended June 30, 1998 to $2,148,000 for the nine months ended June 30, 1999. The decrease was due to lower notes receivable as a result of repayment of outstanding debt from nonconsolidated affiliates, and lower average cash balances.

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

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $57,713,000. In April 1999, the Company purchased the remaining independent telco interests for approximately $2 million in cash.

     In June 1999, fifteen nonmanaged RSAs in Kansas in which the Company holds a 3.07% interest entered into a merger agreement with Alltel Corporation. If consummated, the Company will receive 213,607 shares of Alltel Corporation common stock. Also in June 1999, the Company entered into a definitive agreement to sell its interests in four managed RSA markets and a portion of its interest in a fifth managed RSA market in Iowa for approximately $83.3 million in cash and repayment of debt totaling approximately $3.4 million. In addition, in July 1999, the Company entered into a definitive agreement to purchase all of the independent telco interests in one managed MSA market and three managed RSA markets for approximately $17.5 million in cash and assumption and forgiveness of $5.3 million of debt. Closing of these transactions is subject to regulatory and other approvals.

     In July 1999, the Company purchased an additional 51% interest in one managed RSA market for 190,360 shares of the Company's stock valued at approximately $5,271,000.

     On July 18, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vodafone AirTouch PLC ("VA") and Pacific Telecom Cellular of Colorado, Inc. ("PTC") whereby PTC would merge with and into CommNet Cellular Inc. and the owner of each outstanding share of the Company's common stock would receive $31.00 per share plus interest at the rate of 8% from the date of the Merger Agreement until closing. Upon completion of the transaction, VA will own all the outstanding shares of the Company. The merger is subject to certain conditions, including approval from the Federal Communications Commission. In connection with the execution and delivery of the Merger Agreement and the transactions contemplated thereby, VA and BCP CommNet L.P. ("BCP"), the owner of approximately 86% of the Company's common stock, have entered into a Voting Agreement, dated as of July 18, 1999, pursuant to which BCP has agreed to vote all the shares of the Company's common stock owned by it in favor of the merger upon the terms and subject to the conditions set forth in the Voting Agreement. The Merger Agreement and Voting Agreement have been filed with the Securities and Exchange Commission, as exhibits to the Company's Form 8-K on July 21, 1999.

     The Company continues to pursue opportunities to the extent they enhance or extend its network or increase shareholder value, although there can be no assurance any such acquisitions will be consummated.

Changes in Financial Condition
------------------------------

     Net cash provided by operating activities was $15,563,000 during the nine months ended June 30, 1999. This was due to cash provided in generating the net loss after adjustments to reconcile net cash provided by operating activities of $14,857,000 and from changes in working capital of $706,000.

     Net cash used by investing activities was $77,273,000 for the nine months ended June 30, 1999. This was due primarily to $59,775,000 required to purchase additional interests in affiliates and $34,166,000 required to fund property and equipment additions offset by a $16,883,000 reduction in investments and advances to affiliates.

     Net cash provided by financing activities was $37,462,000 for the nine months ended June 30, 1999. This was due to net increases in secured bank financing of $40,904,000 offset by distributions to minority interests of $3,442,000.

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

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down the $680,000,000 term loans under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. On December 2, 1998, CIFC and the Company borrowed $42,000,000 under the revolving credit facility of the Chase Credit Agreement to use, with existing cash, to purchase affiliate interests in South Dakota (see "Acquisitions"). As a result of the consolidation of these South Dakota entities, other long-term debt increased $8,123,000 ($7,111,000 at June 30, 1999). Advances made under the Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company, to fund loans made by CIFC to the affiliates and to finance any future acquisitions to the extent permissible. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from .875% to 2.50% over prime (7.75% at June 30, 1999) for variable rate loans or 1.875% to 3.50% over LIBOR (5.3675% at June 30, 1999) for fixed rate loans. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

     In addition to the liquidity provided by the Chase Credit Agreement and other long-term debt agreements at June 30, 1999, the Company, on a consolidated basis, had available $1,905,000 of cash and cash equivalents. The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates.

     Capital expenditures in managed markets, including corporate capital projects, for the nine months ended June 30, 1999 was $38,935,000. These expenditures were primarily for new cell site construction, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures in managed markets for the remainder of fiscal year 1999 to be approximately $12,000,000 to optimize coverage, upgrade switching capacity, increase channel capacity and upgrade the paging infrastructure.

     At June 30, 1999, the Company's near-term debt service requirements consisted primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its consolidated cash interest expense for the remainder of fiscal year 1999 under the Chase Credit Agreement will be $15,000,000. The first principal payment under the Chase term loans is due December 31, 1999. Additional borrowings under the Chase Credit Agreement may be required if existing cash balances and cash from operating activities is not sufficient to fund cash interest expense or capital requirements.

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

                            SUPPLEMENTAL INFORMATION


     General.  The Company operates, manages and finances cellular telephone
     -------
systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,891,000 net Company pops in 83 markets located in 14 states. Pops refers to the estimated population of a market as initially licensed by the FCC. As used herein "RSA" means the Cellular Geographic Service Area ("CGSA") within a Rural Service Area and "MSA" means the CGSA within a Metropolitan Statistical Area, as defined by the Federal Communications Commission ("FCC"). Company markets consist of 72 RSA markets having a total of 5,271,000 pops and 11 MSA markets having a total of 1,621,000 pops, of which the Company's interests represent 3,089,000 net Company pops and 801,000 net Company pops, respectively. The Company currently manages 56 of the 83 markets in which it holds an interest and owns a greater than 50% interest in 49 of its 56 managed markets. As of June 30, 1999, the Company and CIFC had net advances of $217,800,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $191,116,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $16,731,000. The assets of the affiliates in which the Company has investments or advances represent 4,591,000 pops, which include 3,891,000 net Company pops and 700,000 pops attributable to parties other than the Company. Advances related to pops attributable to parties other than the Company total $26,684,000. Systems in which the Company holds an interest constitute one of the largest geographic collections of contiguous cellular markets in the United States.

     The Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,281,000 total pops and 3,534,000 net Company pops. As of June 30, 1999, the RSA and MSA managed markets had 293,372 and 94,496 subscribers, respectively.

     Information regarding the Company's net ownership interests in each cellular licensee and the market subject to such license as of August 6, 1999 is summarized in the following table.

                                                          Net Company
      MSA or                                              Interest in                     1999                  Net Company
   RSA Code (1)                  State                   Licensee (2)              Population (3)(6)             Pops (4)
------------------    --------------------------    --------------------     ------------------------        -------------------
MSAs:
152 ME                  Portland, ME                         11.11%                     292,709                     32,520
141 MN                  Duluth, MN-WI                        16.34%                     236,055                     38,571
185 IN                  Terra Haute, IN                      16.67%                     167,350                     27,897
241 CO*(7)(8)           Pueblo, CO                           73.99%                     136,877                    101,275
253 IA*(7)(8)           Sioux City, IA                       74.50%                     134,395                    100,124
267 SD*(7)(8)           Sioux Falls, SD                     100.00%                     144,557                    144,557
268 MT*                 Billings, MT                         91.63%                     126,655                    116,054
279 ME                  Lewiston-Auburn, ME                  11.11%                     101,304                     11,255
289 SD*                 Rapid City, SD                      100.00%                     109,652                    109,652
297 MT*(7)(8)           Great Falls, MT                      91.63%                      79,065                     72,447
298 ND*(7)(8)           Bismarck, ND                         51.00%                      92,216                     47,030
                                                                                      ---------                    -------
Total MSA                                                                             1,620,835                    801,382

RSAs:
348 CO*(8)              Colorado                            100.00%                      48,613                     48,613
349 CO*(8)              Colorado                             61.75%                      65,978                     40,741
351 CO*(7)(8)           Colorado                             61.75%                      79,864                     49,316
352 CO*(8)              Colorado                             66.00%                      37,494                     24,746
353 CO*                 Colorado                            100.00%                      75,340                     75,340

                                     -19-

                                                           Net Company
      MSA or                                               Interest in                     1999                  Net Company Pops
   RSA Code (1)                   State                   Licensee (2)              Population (3)(6)                  (4)


------------------    --------------------------     --------------------     ------------------------        -------------------
354 CO*(8)              Colorado (B1)                       69.40%                      50,774                     35,237
355 CO*(8)              Colorado                           100.00%                      45,900                     45,900
356 CO*(8)              Colorado                            49.00%                      25,698                     12,592
389 ID                  Idaho                               50.00%                      73,439                     36,720
390 ID                  Idaho                               33.33%                      17,307                      5,768
392 ID*(7)(8)           Idaho (B1)                         100.00%                     143,655                    143,655
393 ID*(7)(8)           Idaho                               91.64%                     300,518                    275,395
415 IA                  Iowa                                10.11%                     153,272                     15,496
416 IA                  Iowa                                78.57%                     108,135                     84,962
417 IA*(7)(8)           Iowa                               100.00%                     156,732                    156,732
419 IA*                 Iowa                                44.92%                      54,942                     24,680
420 IA*(7)(8)           Iowa                               100.00%                      62,862                     62,862
424 IA*                 Iowa                                50.00%                      66,021                     33,011
425 IA*                 Iowa                                13.28%                     109,755                     14,575
426 IA*(8)              Iowa                                49.14%                      82,673                     40,626
427 IA*(8)              Iowa                                49.17%                     101,532                     49,923
428                     Kansas                               3.07%                      26,766                        822
429                     Kansas                               3.07%                      29,758                        914
430                     Kansas                               3.07%                      51,524                      1,582
431                     Kansas                               3.07%                     127,600                      3,917
432                     Kansas                               3.07%                      31,613                        971
433                     Kansas                               3.07%                      19,356                        594
434                     Kansas                               3.07%                      78,820                      2,420
435                     Kansas                               3.07%                     130,188                      3,997
436                     Kansas                               3.07%                      57,737                      1,773
437                     Kansas                               3.07%                     111,966                      3,437
438                     Kansas                               3.07%                      86,881                      2,667
439                     Kansas                               3.07%                      44,202                      1,357
440                     Kansas                               3.07%                      28,601                        878
441                     Kansas                               3.07%                     176,277                      5,412
442                     Kansas                               3.07%                     153,262                      4,705
512 MO                  Missouri (B1)                       14.70%                      56,731                      8,339
523 MT*(7)(8)           Montana (B1)                        91.63%                      65,402                     59,928
523 MT*(8)              Montana (B2)                        91.63%                      80,232                     73,517
524 MT*(7)(8)           Montana (B1)                        91.63%                      31,365                     28,740
526 MT*(7)(8)           Montana (B1)                        91.63%                       9,665                      8,856
527 MT*(7)(8)           Montana                             91.63%                     193,416                    177,227
528 MT*(7)(8)           Montana                             91.63%                      65,613                     60,121
529 MT*(7)(8)           Montana                             91.63%                      22,919                     21,001
530 MT*(7)(8)           Montana                             91.63%                      90,778                     83,180
531 MT*(7)(8)           Montana                             91.63%                      35,232                     32,283
532 MT*(7)(8)           Montana                             91.63%                      13,113                     12,015
553 NM* (north)         New Mexico (B2)                     58.36%                     119,567                     69,779
555 NM                  New Mexico                          12.25%                      97,433                     11,936
557 NM                  New Mexico                          16.33%                      62,868                     10,266
580 ND*(7)(8)           North Dakota                        53.36%                     102,916                     54,916

                                                           Net Company
      MSA or                                               Interest in                     1999                  Net Company Pops
   RSA Code (1)                   State                   Licensee (2)              Population (3)(6)                  (4)


------------------    --------------------------     --------------------     ------------------------        -------------------
581 ND*(8)              North Dakota                        65.06%                      58,793                     38,251
582 ND                  North Dakota                        41.45%                      89,604                     37,141
583 ND*                 North Dakota                        49.00%                      58,229                     28,532
584 ND*(7)(8)           North Dakota                        61.75%                      45,427                     28,051
634 SD*(7)(8)           South Dakota                       100.00%                      32,684                     32,684
635 SD*(7)(8)           South Dakota                       100.00%                      18,422                     18,422
636 SD*(7)(8)           South Dakota                       100.00%                      52,164                     52,164
638 SD*(8)              South Dakota  (B1)                 100.00%                      17,088                     17,088
638 SD*(8)              South Dakota (B2)                  100.00%                      15,817                     15,817
639 SD*                 South Dakota  (B1)                 100.00%                      45,148                     45,148
639 SD*                 South Dakota (B2)                  100.00%                       1,499                      1,499
640 SD*(7)(8)           South Dakota                       100.00%                      59,848                     59,848
641 SD*(7)(8)           South Dakota                       100.00%                      77,441                     77,441
642 SD*                 South Dakota                       100.00%                     108,796                    108,796
675 UT*(7)(8)           Utah                               100.00%                      62,660                     62,660
676 UT*(7)(8)           Utah                               100.00%                     121,103                    121,103
677 UT*(7)(8)           Utah (B3)                          100.00%                      42,303                     42,303
678 UT*(7)(8)           Utah                                80.00%                      28,343                     22,674
718 WY*(7)(8)           Wyoming                             66.00%                      53,058                     35,018
719 WY*(7)(8)           Wyoming                            100.00%                      75,819                     75,819
720 WY*(7)(8)           Wyoming                            100.00%                     144,455                    144,455
                                                                                     ---------                  ---------
Total RSA                                                                            5,271,006                  3,089,354
                                                                                     ---------                  ---------
Total MSA and RSA                                                                    6,891,841                  3,890,736
                                                                                     =========                  =========

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3)  Derived from the 1999 CACI Marketing Systems population estimates.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1999 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6)  Represents population within the CGSA.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:



                      Number of                   Estimated Population                       Number of
                   Operating Systems              of Operating Systems                      Subscribers
                  -----------------------------------------------------------------------------------------------  Subscriber
                  Total  MSA    RSA    Total          MSA            RSA             Total      MSA         RSA      Growth
                  ----- -----  -----  -----------  ---------    ---------------    ---------  -------    --------  ----------

Sept 30, 1987      0      0      0            0              0               0           0         0           0
Sept 30, 1988      4      4      0      504,529     504,529 (1)              0         424       424           0
Sept 30, 1989      4      4      0      500,804     500,804 (2)              0       1,362     1,362           0    221.23%
Sept 30, 1990     18      4     14    1,687,481     500,804 (2)   1,186,677 (2)      6,444     3,513       2,931    373.13%
Sept 30, 1991     49      5     44    3,509,779     566,722 (3)   2,943,057 (3)     17,952     6,387      11,565    178.58%
Sept 30, 1992     49      5     44    3,509,779     566,722 (3)   2,943,057 (3)     35,884    11,119      24,765     99.89%
Sept 30, 1993     50      6     44    3,665,758     644,526 (4)   3,021,232 (4)     60,381    17,898      42,483     68.27%
Sept 30, 1994     55      7     48    3,906 063     771,660 (5)   3,134,403 (5)     99,002    30,711      68,291     63.96%
Sept 30, 1995     56      7     49    4,220,975     785,866 (6)   3,435,109 (6)    151,482    42,401     109,081     53.01%
Sept 30, 1996     55      7     48    4,105,119     792,913 (7)   3,312,206 (7)    211,278    55,896     155,382     39.47%
Sept 30, 1997     56      7     49    4,161,460     800,187 (8)   3,361,273 (8)    274,745    68,579     206,166     30.04%
Sept 30, 1998     56      7     49    4,296,165    827,114 (10)  3,469,051 (10)    335,881    79,532     256,349     22.25%
Dec 31,  1998     56      7     49    4,296,165    827,114 (10)  3,469,051 (10)    358,665    85,029     273,636      6.59%
Mar 31,  1999     56      7     49    4,296,165    827,114 (10)  3,469,051 (10)    372,544    89,135     283,409      3.87%
June 30, 1999     56      7     49    4,281,083    823,417 (11)  3,457,666 (11)    387,868    94,496     293,372      4.11%

_______________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing, Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing, Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Derived from 1996 Demographics On-Call population estimates.
(9)  Derived from 1997 Information Decision Systems population estimates.
(10) Derived from 1998 Information Decision Systems population estimates.
(11) Derived from 1999 CACI Marketing Systems population estimates.

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

                                                                   Nine Months ended June 30,
                                  -----------------------------------------------------------------------------------------
                                       1999        1998             1999         1998              1999         1998
                                  --------------------------   -----------------------------   ----------------------------
                                           Combined (1)          Financed Proportionate (2)      Company Proportionate (3)
                                  --------------------------   -----------------------------   ----------------------------
Managed Markets
Revenues:
 Cellular service                     $113,757    $101,469         $107,959     $ 91,379          $ 93,380     $ 76,156
 In-roaming                             44,092      34,737           41,177       31,247            36,822       26,745
 Equipment sales                         3,700       2,450            3,519        2,221             3,081        1,911
                                      --------    --------         --------     --------          --------     --------
   Total revenues                      161,549     138,656          152,655      124,847           133,283      104,812
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)              18,706      18,354           17,765       16,871            15,375       14,060
   Equipment sales                       9,223      12,661            8,773       11,438             7,664        9,692
 General and administrative (4)         33,398      29,975           36,691       29,169            31,663       23,599
 Marketing and selling                  28,896      23,549           27,223       21,444            23,602       17,652
   Total cash costs and               --------    --------         --------     --------          --------     --------
     expenses
                                        90,223      84,539           90,452       78,922            78,304       65,003
                                      --------    --------         --------     --------          --------     --------
EBITDA                                $ 71,326    $ 54,117         $ 62,203     $ 45,925          $ 54,979     $ 39,809
                                      ========    ========         ========     ========          ========     ========

Capital expenditures                  $ 38,935    $ 18,891         $ 37,790     $ 15,972          $ 35,110     $ 13,314

Subscriber count                       387,868     320,476          365,309      287,417           313,931      237,429
Total markets                               56          56               56           56                56           56

Nonmanaged Markets
Revenues:

 Cellular service                     $ 84,166    $ 76,018         $ 11,659     $ 10,064          $  8,548     $  7,397
 In-roaming                             27,741      19,434            7,170        5,083             4,834        3,517
 Equipment sales                         6,518       6,215              527          530               441          421
                                      --------    --------         --------     --------          --------     --------
   Total revenues                      118,425     101,667           19,356       15,677            13,823       11,335
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                     22,535      21,036            3,828        3,169             2,655        2,242
   Equipment sales                       7,684       9,427              795          793               582          604
 General and administrative             31,680      19,593            4,534        3,502             3,229        2,412
 Marketing and selling                  15,015      16,233            2,986        3,046             2,210        2,368
                                      --------    --------         --------     --------          --------     --------
   Total cash costs
                                      --------    --------         --------     --------          --------     --------
     and expenses                       76,914      66,289           12,143       10,510             8,676        7,626
                                      --------    --------         --------     --------          --------     --------
EBITDA                                $ 41,511    $ 35,378         $  7,213     $  5,167          $  5,147     $  3,709
                                      ========    ========         ========     ========          ========     ========

Capital expenditures                  $ 19,247    $ 11,338         $  2,345     $  1,420          $  1,527     $  1,167

Subscriber count                       247,850     225,024           39,069       36,429            30,330       26,683
Total markets                               27          27               27           27                27           27

                                                                             Nine Months ended June 30,
                                                                            ---------------------------
                                                                                 1999          1998
                                                                                 ----          ----

Reconciliation From Company Proportionate EBITDA to Consolidated Reporting

Total proportionate EBITDA (managed and nonmanaged markets)                      $60,126       $43,518
Proportionate depreciation and amortization                                      (17,668)      (17,182)
Proportionate interest expense                                                    (8,631)      (10,250)
Equity in nonlicensee affiliates                                                    (961)       (1,004)
Minority interests                                                                   678           879
Intercompany interest                                                              8,318         9,685
Amortization of license costs not owned by affiliates                             (1,542)       (1,528)
Unallocated corporate expenses                                                    (4,460)       (4,461)
Gain on sales of affiliates                                                            -             -
Interest expense (net) and other                                                 (42,468)      (29,181)
Merger costs                                                                           -       (57,238)
                                                                                 --------      -------

Consolidated net loss                                                            $(6,608)     $(66,762)
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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMNET CELLULAR INC. (Registrant)



Date:  August 13, 1999     By:  /s/Andrew J. Gardner
                                ----------------------------------------------
                                Andrew J. Gardner
                                Executive Vice President, Treasurer &
                                Chief Financial Officer



Date:  August 13, 1999     By:  /s/Randy L. Lazzell
                                ----------------------------------------------
                                Randy L. Lazzell
                                Vice President and Controller
                                (Principal Accounting Officer)