Form 10-K405
period 1999-09-30
COMMNET CELLULAR INC
filed 1999-12-29
CIK 787912

                                   FORM 10-K
                                _______________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

(Mark one)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: September 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale price of such stock as of the close of trading on December 14, 1999 was $100,844,554.

     The number of shares of the registrant's common stock outstanding as of December 14, 1999 was 22,861,345.

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

     As used herein, the term "RSA" means the Cellular Geographic Service Area ("CGSA") within a Rural Service Area, as defined by the Federal Communication Commission ("FCC") for which CommNet Cellular Inc. or its affiliates hold the cellular telephone license issued by the FCC ("the cellular license"), and the term "MSA" means the CGSA within a Metropolitan Statistical Area, as defined by the FCC for which the Company or its affiliates hold the cellular license. As used herein, "pops" means the estimated total 1999 population of an MSA or RSA, based upon CACI Marketing Systems population estimates. "Net Company pops" means an MSA's or RSA's pops multiplied by the Company's net ownership interest in an entity licensed by the FCC to operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market," and a market served by a cellular telephone system that is managed, directly or indirectly, by the Company is referred to herein as a "managed market." The radio signal from the Company's managed systems covers virtually all of the pops within the managed markets. The number of pops does not represent the current number of users of cellular services and is not necessarily indicative of the number of users of cellular services in the future. Those corporations and partnerships through which the Company holds ownership interests in cellular licensees and those cellular licensees in which the Company holds a direct ownership interest are referred to herein as "affiliates." Any reference herein to an "affiliate" does not necessarily imply that the Company exercises, or has the power to exercise, control over the management and policies of such entity.

     The Company operates, manages and finances cellular telephone systems, primarily in rural markets in the mountain and plains regions of the United States. The Company's cellular interests currently represent approximately 3,865,000 net Company pops in 66 markets located in 12 states. These markets consist of 57 RSA markets having a total of 4,116,000 pops and 9 MSA markets having a total of 1,227,000 pops, of which the Company's interests represent 3,060,000 and 805,000 net Company pops, respectively. Systems in which the Company holds an interest constitute one of the largest geographic collection of contiguous cellular markets in the United States.

     The Company was formed to acquire cellular interests through participation in the licensing process conducted by the FCC. In order to participate in that process, the Company formed affiliates which originally were owned at least 51% by one or more independent telephone companies ("telcos") and no more than 49% by the Company. See "-- Federal Regulation." In exchange for the Company's 49% interest, the Company offered to sell shares of its Common Stock to the telcos and agreed to provide financing to the affiliates. The Company subsequently purchased additional interests in many of such affiliates, as well as in additional cellular properties. The Company currently manages 56 of the 66 markets in which it holds an interest and owns a greater than 50% interest in 49 of its 56 managed markets. The Company provides capital and financing to entities holding interests representing approximately 4,471,000 pops, of which 3,853,000 are included in net Company pops and 618,000 are attributable to parties other than the Company.

     Since completion of the licensing process, the Company has concentrated on creating an integrated network of contiguous cellular systems comprised of markets which are managed by the Company. The network currently consists of 56 markets (49 RSA and 7 MSA markets) spanning nine states and represents approximately 4,281,000 pops and 3,576,000 net Company pops. As of September 30, 1999, the RSA and MSA managed markets had 298,568 and 98,326 subscribers, respectively. The Company expanded radio signal coverage with construction of 19 new cell sites and a 21% increase in channel capacity in fiscal year 1999.

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

     On February 10, 1998, the Company consummated a recapitalization whereby AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 ($7.20 on a post-split basis) in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the
Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 2,943,055 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represented approximately 87% of the shares of the Company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

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

     At a Special Meeting held November 11, 1999, stockholders of CommNet Cellular Inc. approved and adopted the proposed Agreement and Plan of Merger dated as of July 18, 1999 among CommNet Cellular Inc.,

Vodafone AirTouch Plc, and Pacific Telecom Cellular of Colorado, Inc., a wholly owned subsidiary of Vodafone AirTouch Plc. The Agreement and Plan of Merger which was included as part of the Proxy Statement previously filed, provides, among other things, for the merger of Pacific Telecom Cellular of Colorado, Inc. with and into CommNet Cellular Inc. pursuant to which each share of CommNet Cellular Inc. common stock, par value $.001 per share, issued and outstanding immediately prior to the effective time of the merger, other than shares owned by Vodafone AirTouch Plc or any of its subsidiaries, or by CommNet Cellular Inc., and Dissenting Shares will be converted into the right to receive $31.00 in cash plus 8% annual interest compounded daily from July 18, 1999 until the closing of the merger. On December 23, 1999, the FCC adopted an order granting transfers of licenses sufficient to consummate the merger with Vodafone AirTouch Plc.

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

(c)  Narrative Description of Business.
     ---------------------------------

     The Company's Operations
     ------------------------

     General.  Information regarding the Company's net ownership interests in
     -------
each cellular licensee and the market subject to such license as of December 14, 1999 is summarized in the following table.

                                              Net Company
      MSA or                                  Interest in               1999           Net Company Pops
   RSA Code (1)            State              Licensee (2)       Population (3)(6)           (4)
------------------    -----------------       ---------------    ------------------    ----------------
MSAs:
    167               Duluth, MN-WI                    16.34%               236,055              38,571
    206               Terra Haute, IN                  16.67%               167,350              27,897
241*(5)               Pueblo, CO                      100.00%               136,877             136,877
253*(5)               Sioux City, IA                   74.50%               134,395             100,124
267*(5)               Sioux Falls, SD                 100.00%               144,557             144,557
268*(5)               Billings, MT                     91.63%               126,655             116,054
289*(5)               Rapid City, SD                  100.00%               109,652             109,652
297*(5)               Great Falls, MT                  91.63%                79,065              72,447
298*(5)               Bismarck, ND                     51.00%                92,216              47,030
                                                                          ---------             -------
Total MSA                                                                 1,226,822             805,509

RSAs:
348*(5)               Colorado                        100.00%                48,613              48,613
349*(5)               Colorado                         61.75%                65,978              40,741
351*(5)               Colorado                        100.00%                79,864              79,864
352*(5)               Colorado                         94.74%                37,494              35,522
353*(5)               Colorado                        100.00%                75,340              75,340
354*(5)               Colorado (B1)                    69.40%                50,774              35,237
355*(5)               Colorado                        100.00%                45,900              45,900
   356*               Colorado (B1)                    49.00%                25,698              12,592
    389               Idaho                            50.00%                73,439              36,720
    390               Idaho                            33.33%                17,307               5,768

                                               Net Company
      MSA or                                   Interest in              1999            Net Company Pops
   RSA Code (1)             State             Licensee (2)        Population (3)(6)           (4)
----------------      -----------------       ----------------    -------------------   ----------------
392*(5)               Idaho (B1)                       100.00%          143,655                  143,655
393*(5)               Idaho                             91.64%          300,518                  275,395
    415               Iowa                              10.11%          153,272                   15,496
416 (5)               Iowa                              78.57%          108,135                   84,962
417*(5)               Iowa                             100.00%          156,732                  156,732
   419*               Iowa                              44.92%           54,942                   24,680
420*(5)               Iowa                             100.00%           62,862                   62,862
   424*               Iowa                              50.00%           66,021                   33,011
   425*               Iowa                              13.28%          109,755                   14,575
   426*               Iowa                              49.14%           82,673                   40,626
   427*               Iowa                              49.17%          101,532                   49,923
    512               Missouri (B1)                     14.70%           56,731                    8,339
523*(5)               Montana (B1)                      91.63%           65,402                   59,928
523*(5)               Montana (B2)                      91.63%           80,232                   73,517
524*(5)               Montana (B1)                      91.63%           31,365                   28,740
526*(5)               Montana (B1)                      91.63%            9,665                    8,856
527*(5)               Montana                           91.63%          193,416                  177,227
528*(5)               Montana                           91.63%           65,613                   60,121
529*(5)               Montana                           91.63%           22,919                   21,001
530*(5)               Montana                           91.63%           90,778                   83,180
531*(5)               Montana                           91.63%           35,232                   32,283
532*(5)               Montana                           91.63%           13,113                   12,015
553*(5)               New Mexico (B2)                   58.36%          119,567                   69,779
    555               New Mexico                        12.25%           97,433                   11,936
    557               New Mexico                        16.33%           62,868                   10,216
580*(5)               North Dakota                      53.36%          102,916                   54,916
581*(5)               North Dakota                      65.06%           58,793                   38,251
    582               North Dakota                      41.45%           89,604                   37,141
   583*               North Dakota                      49.00%           58,229                   28,532
584*(5)               North Dakota                      61.75%           45,427                   28,051
634*(5)               South Dakota                     100.00%           32,864                   32,684
635*(5)               South Dakota                     100.00%           18,422                   18,422
636*(5)               South Dakota                     100.00%           52,164                   52,164
638*(5)               South Dakota (B1)                100.00%           17,088                   17,088
638*(5)               South Dakota (B2)                100.00%           15,817                   15,817
639*(5)               South Dakota (B1)                100.00%           45,148                   45,148
639*(5)               South Dakota (B2)                100.00%            1,499                    1,499
640*(5)               South Dakota                     100.00%           59,848                   59,848
641*(5)               South Dakota                     100.00%           77,441                   77,441
642*(5)               South Dakota                     100.00%          108,796                  108,796
675*(5)               Utah                             100.00%           62,660                   62,660
676*(5)               Utah                             100.00%          121,103                  121,103
677*(5)               Utah (B3)                        100.00%           42,303                   42,303
678*(5)               Utah                              80.00%           28,343                   22,674

                                                          Net Company
      MSA or                                              Interest in                     1999                  Net Company Pops
   RSA Code (1)                  State                   Licensee (2)              Population (3)(6)                  (4)
------------------      ------------------------    --------------------     ------------------------        -------------------
718*(5)                 Wyoming                                    66.00%                      53,058                     35,018
719*(5)                 Wyoming                                   100.00%                      75,819                     75,819
720*(5)                 Wyoming                                   100.00%                     144,455                    144,455
                                                                                            ---------                  ---------
Total RSA                                                                                   4,116,455                  3,059,786
                                                                                            ---------                  ---------
Total MSA and RSA                                                                           5,343,277                  3,865,295
                                                                                            =========                  =========

__________
(1) MSA ranking is based on population as established by the FCC. RSAs have been numbered by the FCC alphabetically by state.
(2) Represents the net ownership interest of the Company in the licensee for a cellular telephone system in the respective market. Net ownership of greater than 50% does not necessarily represent a controlling interest in such licensee.
(3) Derived from the 1999 CACI Marketing Systems population estimates, and other sources for markets not managed by the Company.
(4) Net Company Pops represents Net Company Interest in Licensee multiplied by 1999 population.
(5) The operations of these markets are currently reflected on a consolidated basis in the Company's consolidated financial statements. The operations of the other markets in which the Company holds an interest are reflected in such financial statements on either an equity or a cost basis.
(6)  Represents population within the CGSA.

     Markets managed by the Company are denoted by an asterisk (*).

Subscriber Growth Table
-----------------------

     Information regarding subscribers to the MSA and RSA cellular systems managed by the Company is summarized by the following table:


                     Number of              Estimated Population
                  Managed Markets            of Managed Markets              Number of Subscribers    Subscriber
                ------------------------------------------------------------------------------------
                  Total  MSA  RSA    Total        MSA            RSA         Total    MSA      RSA      Growth
----------------------------------------------------------------------------------------------------------------
Sept 30, 1987         0    0    0          0         0               0            0       0        0
----------------------------------------------------------------------------------------------------------------
Sept 30, 1988         4    4    0    504,529   504,529 (1)           0          424     424        0
----------------------------------------------------------------------------------------------------------------
Sept 30, 1989         4    4    0    500,804   500,804 (2)           0        1,362   1,362        0      221.23%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1990        18    4   14  1,687,481   500,804 (2)   1,186,677 (2)    6,444   3,513    2,931      373.13%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1991        49    5   44  3,509,779   566,722 (3)   2,943,057 (3)   17,952   6,387   11,565      178.58%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1992        49    5   44  3,509,779   566,722 (3)   2,943,057 (3)   35,884  11,119   24,765       99.89%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1993        51    6   45  3,665,758   644,526 (4)   3,021,232 (4)   60,381  17,898   42,483       68.27%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1994        55    7   48  3,906,063   771,660 (5)   3,134,403 (5)   99,002  30,711   68,291       63.96%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1995        56    7   49  4,220,975   785,866 (6)   3,435,109 (6)  151,482  42,401  109,081       53.01%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1996        55    7   48  4,105,119   792,913 (7)   3,312,206 (7)  211,278  55,896  155,382       39.47%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1997        56    7   49  4,228,389   800,187 (8)   3,428,202 (8)  274,745  68,579  206,166       30.04%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1998        56    7   49  4,296,165   827,114 (9)   3,469,051 (9)  335,881  79,532  256,349       22.25%
----------------------------------------------------------------------------------------------------------------
Dec 31, 1998         56    7   49  4,296,165   827,114 (9)   3,469,051 (9)  358,665  85,029  273,636        6.59%
----------------------------------------------------------------------------------------------------------------
Mar 31, 1999         56    7   49  4,296,165   827,114 (9)   3,469,051 (9)  372,544  89,135  283,409        3.87%
----------------------------------------------------------------------------------------------------------------
June 30, 1999        56    7   49  4,281,083   823,417 (10)  3,457,666 (10) 387,868  94,496  293,372        4.11%
----------------------------------------------------------------------------------------------------------------
Sept 30, 1999        56    7   49  4,281,083   823,417 (10)  3,457,666 (10) 396,894  98,326  298,568        2.33%
----------------------------------------------------------------------------------------------------------------

____________
(1)  Derived from 1988 Donnelley Market Service population estimates.
(2)  Derived from 1989 Donnelley Market Service population estimates.
(3)  Derived from 1990 Census Report.
(4)  Derived from 1992 Donnelley Market Service population estimates.
(5)  Derived from 1993 Strategic Marketing Inc. population estimates.
(6)  Derived from 1994 Strategic Marketing Inc. population estimates.
(7)  Derived from 1995 Demographics On-Call population estimates.
(8)  Derived from 1996 Demographics On-Call population estimates.
(9)  Derived from 1998 Information Decision Systems population estimates.
(10) Derived from 1999 CACI Marketing Systems population estimates.

     Network Construction and Operations.  Construction of cellular telephone
     -----------------------------------
systems requires substantial capital investment in land and improvements, buildings, towers, mobile telephone switching offices ("MTSOs"), cell site equipment, microwave equipment, engineering and installation. The Company believes that it has achieved significant economies of scale in constructing the network. For example, the network uses cellular switching systems capable of serving multiple markets. As a result of the contiguous nature of the network, only nine MTSOs are currently required to serve all 56 of the Company's managed markets. By consolidating and deploying high capacity MTSOs, the Company intends to achieve further economies of scale. During fiscal 1999, all MTSO facilities were expanded and upgraded to provide additional capacity for continued growth. Economies of scale generated by the network also have permitted the Company to use one network operations center to centralize services such as network design and engineering, traffic analysis, interconnection, billing, roamer verification, maintenance and support and to access volume discount purchasing of cellular system equipment.

     The network also affords the Company certain technical advantages in the provision of enhanced services, such as call delivery, call validation and call forwarding. Through the use of single switching facilities serving multiple markets, the Company has implemented continuous coverage on an intrastate basis throughout the network. The Company has widened the area of coverage within the network by interconnecting MTSOs located in adjoining markets. The Company has substantially achieved its objective of providing subscribers with "seamless" coverage throughout the network, which permits subscribers, as they travel through the network, to receive calls and otherwise use their cellular telephones as if they were in their home markets. This is a result of the networking of the MTSOs managed by the Company and MTSOs of other carriers, especially those operating adjoining markets within the nine-state area. The Company has achieved a high degree of network reliability through the deployment of standardized components and operating procedures, and the introduction of redundancy in switching and cell site equipment, interconnect facilities and power supply. Most of the Company's equipment is built by Northern Telecom, Inc. ("Nortel"), and interconnection between the Nortel MTSOs has been achieved using Nortel's proprietary software and hardware.

     The Company implemented the "IS-41" technical interface during fiscal 1995. This technical interface, developed by the cellular industry, allows carriers that have different types of equipment to integrate their systems, substantially reducing the cost of validating calls and reducing fraud exposure.

     The Company also has entered into agreements with other cellular carriers to enhance the range of markets and quality of service available to cellular subscribers when traveling outside the network. Pursuant to existing agreements with other cellular carriers, the Company's subscribers are able to "roam" throughout most cellular markets in the United States and Canada. In addition, the Company has entered into agreements with seven PCS carriers operating or commencing operations using predominately the 30MHz Blocks A and B. In order to serve growing PCS carrier in-roaming usage the Company will need to expand capacity and enhance its switching to accommodate the technology. See "-- Competition--Competition From Other Technologies."

     Expansion.  The Company has completed the process of "filling in" the
     ---------
"CGSA" within its managed markets by adding network facilities which increased the coverage of the radio signal. The Company significantly enhanced hand-held portable coverage with construction of 19 new cell sites in fiscal year 1999 primarily within pre-existing coverage areas. In addition, the Company analyzed the quality of existing coverage based upon empirical data gathered using sophisticated mobile testing equipment. These "drive tests" gave rise to changes in how certain sites were configured or deployed in the network. For example, certain sites were "sectorized" to reduce interference and provide additional capacity facing particular directions. The Company expects to continue such efforts to improve coverage, especially for low power portable cellular phones, throughout fiscal year 2000. In addition, the Company expects to add digital features and functionality to compete for local customers and to technologically accommodate digital in-roaming. Expansion and optimization of signal coverage has increased subscribers, enhanced the use of the systems by existing subscribers, increased roamer traffic due to the larger geographic area covered by the radio signal and improved the overall efficiency of the network. Under the rules and regulations of the FCC, expansion of signal coverage has preserved the Company's right to provide cellular service in valuable areas within the network.

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

     During the fourth fiscal quarter of 1997, CPI commenced commercial operations. The CPI network consists of 150 paging transmitters owned and operated by the Company. To date, the operations of CPI have not been significant to the Company's consolidated financial statements.

     The Company is committed to providing consistently high quality customer service. The Company maintains a comprehensive customer assistance department which offers the advantages of expanded customer service hours, specialized roaming retention, collections and key account representatives and an automated customer information database that allows for efficiency and accuracy, while decreasing the time spent on each customer contact. In addition, calls are efficiently processed using sophisticated call center technologies. Inbound calls are processed through an automatic call distribution system and an integrated voice response system which route and track calls among customer service representatives and permit customers to obtain information quickly and accurately on their own. Outbound welcome, proactive retention and collection calls are placed to select cross sections of the customer base using a predictive dialing system. The customer assistance department also supports the administrative functions required to activate a customer's phone through a high speed, call-in process and to enter the customer into the informational databases required for customer service and billing. Recently, the centralized systems that process activations and update customer accounts have been made accessible by retail store employees. This enables better quality and efficient face-to-face service. The Company believes this approach provides cost efficiencies while also addressing the need for quality control. To ensure that it is delivering a consistently high level of quality service, the Company monitors customer satisfaction with its network quality, sales and customer service support, billing and quality of roaming through regular surveys conducted by an independent research firm.

     Marketing.  The Company coordinates the marketing strategy for each of its
     ---------
managed markets. The Company markets cellular telephone service under the CommNet Cellular name. The use of a single name over a broad geographic territory creates strong brand-name recognition and allows the Company to achieve advertising efficiencies. In addition, the Company packages services that include flexible combinations of home areas, included minutes, roaming pricing and premium features, along with free use of a base model phone, permissive dialing to complete calls, toll-free calling in the home area code, free enhanced features such as call forwarding, call waiting and itemized call listing and others.

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

     Initially, the Company relied to a significant extent on direct sales representatives and on independent sales agents and intends to increase its current direct sales force to gain a greater share of the market of high-usage and group accounts. The Company currently emphasizes a channel of distribution, which also performs local customer service functions, represented by 82 Company-owned retail locations strategically located within the network. The retail distribution channel also includes 48 Wal-Mart(R) kiosks. The Company believes that development of its own retail distribution channels maximizes customer additions, generates cost efficiencies in the acquisition of such new subscribers, and enhances customer service. The Company also employs 43 direct sales representatives and has exclusive contracts with 334 agents or outlets. In general, such agents earn a fixed commission, which can vary depending upon the price plan sold, when a customer subscribes to the Company's cellular service and remains a subscriber for a certain period of time. An in-house telemarketing staff contributes significantly to additions to the customer base and also provides targeted communication to customers to optimize retention.

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

     Financing Arrangements with Affiliates; CIFC.  CIFC has entered into loan
     --------------------------------------------
agreements with RSA and MSA affiliates to finance or refinance the costs related to the construction, operation and expansion of cellular telephone systems in which such affiliates own an interest. The loans are financed with funds borrowed by CIFC from the Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and the Company. As of September 30, 1999, CIFC had loan agreements outstanding with 22 RSA affiliates, 2 MSA affiliates and CINC and had advanced $180,581,000 thereunder, including $161,352,000 to entities which are consolidated for financial reporting purposes. All loans to affiliates from CIFC are secured by a lien upon all assets of the entity to which funds are advanced. At September 30, 1999, all loans bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio), adjusted quarterly (6.08375% at September 30,
1999).

     As of September 30, 1999, the Company and CIFC had net advances of $183,733,000 to RSA and MSA affiliates. Based on its proportionate ownership interests in these affiliates, the Company's share of total affiliate loans and advances was $160,529,000. In addition, the Company had proportionate obligations of additional debt of its affiliates from other financing sources of $14,449,000. The assets of the affiliates in which the Company has investments or advances represent 4,602,000 pops, which include 3,881,000 net Company pops. Advances related to pops attributable to parties other than the Company total $23,204,000.

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

                                                          Number of Competing Markets
                                                          ---------------------------
     Competitor             States (1)                    MSAs       RSAs       Total
     ----------             ----------                    ----       ---        -----
     Western Wireless       CO, IA, MT, ND, SD UT, WY      7         30          37
     US Cellular            ID, IA                         -          7           7
     Nine other carriers    CO, IA, NM, UT, WY             -         12          12
                                                           -         --          --
                                                           7         49          56
                                                           =         ==          ==

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

     Of the 140 MHz of spectrum allocated to broadband PCS, 120 MHz has been allocated for licensed PCS. The 120 MHz of spectrum allocated to licensed PCS has been divided into six channel blocks, as follows: (i) two channel blocks (Blocks A and B) have been allocated 30 MHz of spectrum each, and have been licensed on the basis of the 51 Rand McNally Major Trading Areas ("MTAs"), (ii) one channel block (Block C) has been allocated 30 MHz of spectrum and has been licensed on the basis of the 493 Rand McNally Basic Trading Areas ("BTAs"),
(iii) three channel blocks (Blocks D, E and F) have been allocated 10 MHz of spectrum each and have been licensed on the basis of BTAs. The FCC will allow a single entity to combine all three 10 MHz blocks or to combine a 30 MHz license with a 10 MHz license, as long as the entity complies with the spectrum cap described below. Licensing has thus far been accomplished by spectrum auctions, but the FCC has adopted partitioning and diseggregation rules that will allow PCS licensees to assign portions of their coverage area and/or spectrum to other entities. Restrictions apply to those channel bands (Blocks C & F) which were set aside for licensing to small businesses and other certain "entrepreneurs."

     Subject to certain cross-ownership benchmarks, spectrum aggregation is permitted in broadband PCS, but until recently was limited to 45 MHz of attributable Commercial Mobile Radio Service ("CMRS") spectrum per service area in all sections of the country to prevent any one person or entity from exercising undue market power. Relevant CMRS spectrum includes broadband PCS, cellular and certain specialized mobile radio systems ("SMRs") operations, and attributable interests can include management and joint marketing arrangements, as well as partitioning. In 1999, the FCC revised the CMRS spectrum cap. Under the revised spectrum cap, CMRS carriers are limited to 45 MHz of attributable CMRS spectrum in Metropolitan Statistical Areas, and to 55 MHz of attributable CMRS spectrum in Rural Service Areas.

     Broadband PCS licensees are subject to minimum construction requirements. Broadband PCS licenses will be awarded for a period of ten years, with provisions for a license renewal expectancy similar to those currently applied to cellular licensees.

     PCS carriers currently operate primarily in urban areas of the country and represent potential new services of in-roaming for the Company's network. It is estimated that PCS carriers currently compete with the Company in one MSA and three RSA managed markets.

     To date, the Company has experienced little impact from PCS competition, however, it is uncertain what long-term effect these new personal communications services may have on the Company. The Company believes that the cost to build out a PCS network in a representative market of the Company would be three to four times as expensive as the cost incurred by the Company for the same coverage. This higher cost is due in part to the fact that PCS channels are higher in the frequency band than cellular, and the radio signal does not travel as far. Thus, more transmitter sites are required to cover the same area. Therefore, the Company believes that PCS will have difficulty competing effectively with cellular telephone service in the rural marketplace in the near future, but there can be no assurance that this will be the case. In addition, technological advances in cellular telephone technology provide essentially the same services as PCS described above and the FCC revised its rules to authorize cellular licensees to provide any PCS-type service on their channels without prior notification to the FCC. The FCC issued operating authority for personal communications services competitive to the Company's services in markets managed by the Company. Because of the FCC's buildout requirements (mandating certain level of population coverage at five and ten year benchmarks), coupled with the higher construction costs and lower population density in rural areas, it is likely that many PCS licensees will concentrate buildout efforts in the largest urban and suburban areas, and may not reach rural areas for several years, if at all. In many PCS license areas, it is possible to meet all coverage requirements without serving rural communities.

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

     Pursuant to a directive contained in the Balanced Budget Act of 1997, in June of 1999 the FCC released a Notice of Proposed Rulemaking soliciting public comment on an array of licensing and service standards for UHF television channels 60-62 and 65-67, which have been reallocated for fixed, mobile and broadcast use. The channels are in the 746-764 MHz and 776-794 MHz bands, and have good propagation characteristics. It is anticipated that the rules ultimately adopted will permit the provision of at least fixed and mobile service.

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

     Initial Regulation.  For licensing purposes, the FCC established 734
     ------------------
discrete geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market area, the FCC awarded only two licenses authorizing the use of radio frequencies for cellular telephone service. The allocated cellular frequencies were divided into two equal 25 MHz blocks. One block of frequencies, and the associated operating license, was initially reserved for exclusive use by an entity that was majority-owned and controlled by local landline telephone companies or their affiliates. The second block of frequencies initially was reserved for use by entities that did not provide landline telephone service in the market area. Upon the issuance of a construction permit, such construction permit could be sold to any qualified buyer, regardless of telephone company affiliation. Subject to limited exceptions, the FCC generally prohibits a single entity from holding an interest in both licenses in the same market.

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

     License Renewal.  Cellular licenses are granted by the FCC for a term not
     ---------------
exceeding ten years, and are subject to renewal at the end of that term. The cellular license expiration dates have passed for all of CommNet's MSAs and for 18 of its RSAs. The remaining 33 RSA licenses expire in the year 2000. The FCC has established rules and procedures to process cellular renewal applications filed by existing carriers, as well as any competing applications filed by renewal challengers. At the end of the ten-year license term, the FCC requires a license renewal application be submitted for each station authorization. Upon the FCC's acceptance of the renewal application, the application goes through a standard thirty-day Public Notice process. Renewal applications for the MSAs and for the 18 RSAs have been through this Public Notice process, and all 25 applications for renewal have been granted. The Company also anticipates all remaining RSA applications for renewal will be granted. Once the Public Notice process is completed, provided there are no challenges, the FCC will grant a new license for a second ten-year term. If there are challenges to a renewal application, the FCC's renewal proceeding is initiated. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. Under the two-step procedure, the FCC will conduct a threshold proceeding (the "step-two" hearing) to determine whether or not the incumbent licensee is entitled to a license renewal expectancy for its performance during the past license term and remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If, however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.

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

     Unserved area applicants not proposing to expand an existing system, i.e., applicants for new cellular systems must propose to serve a minimum of 50 contiguous square miles and must demonstrate their financial qualifications to construct the proposed system and to operate it for one year (assuming no revenues). Existing licensees proposing to expand their systems through the filing of an unserved area application are not subject to the 50 square mile minimum coverage rule, nor are they required to make a financial qualifications showing. Mutually exclusive unserved area applications are now processed by auctions, and existing cellular carriers receive no preference in the auction process.

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

     The FCC has adopted rules that liberalize foreign investment in U.S. telecommunications carriers, consistent with the 1997 World Trade Organization
(WTO) Basic Telecom Agreement. Foreign investors can own up to 49 percent of a carrier in the U.S. market without special authorization. The FCC has also enhanced its regulatory safeguards to prevent the exercise of foreign market power in the U.S. telecommunications market.

     Recent Legislation.  The Telecommunications Act of 1996 (the "Act"), which
     ------------------
modifies and amends the Communications Act, covers virtually every element of communications. Congress' main objective was to promote competition and reduce regulation in order to secure lower prices and higher quality services for telecommunications consumers and to encourage the rapid deployment of new telecommunications technologies. A great portion of the Act is aimed at removing restrictions which prevent local and long distance service providers from offering competing services in the same territory and redefining compensation arrangements between CMRS providers, which include cellular carriers such as the Company, Interexchange Carriers ("IXCs"), Local Exchange Carriers ("LECs") and Independent Local Exchange Carriers ("ILECs"). The major impact of the Act on the Company was to reduce the costs paid by the Company to interconnect and terminate calls on LEC, ILEC and IXC networks. The Act requires such carriers to base termination charges to CMRS providers on cost and to compensate CMRS providers for calls they terminate. The Company began to benefit from these changes in fiscal year 1997. While the FCC's interconnection rules were being challenged in court, the Company successfully negotiated new interconnection agreements throughout its operating territory based on interim pricing rules. Although many of the FCC's rules were struck down by a federal court, the portion of the rules setting lower interconnection rates for wireless carriers was upheld. The action of the federal court striking down the FCC's rules was reversed by the United States Supreme Court, and the case was remanded for further proceedings. As a result, the Company anticipates maintaining these favorable rates and, in some cases, possibly negotiating even lower rates in the future.

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

     In November, President Clinton signed into law the Wireless Communications and Public Safety Act of 1999 providing wireless carriers with immunity from liability equivalent to what local exchange carriers have with respect to emergency communications.

     Number Portability. The FCC's Report and Order mandated that by December
     ------------------
31, 1998 CMRS providers must be capable of routing calls that originate on their network to wireline customers that have ported their numbers. By November 24, 2002 CMRS providers must allow their own customers to take their numbers to other carriers. A significant amount of capital will be required to upgrade and install equipment to ensure compliance of the FCC's rules. On May 14, 1998, the FCC released its Order establishing federal cost recovery rules for number portability. All carriers providing service within the area served by a number portability database must contribute, on a pro rata basis, to the cost of maintaining the shared database, and each carrier is responsible for recovering its own number portability costs in any lawful manner.

     CALEA.  The Communications Assistance for Law Enforcement Act ("CALEA")
     -----
requires telecommunications carriers ensure their facilities enable law enforcement officials, pursuant to authorization, to intercept calls and access call-identifying locations. In a recent Order, the FCC mandated that, with the exception of packet-mode communications, all capabilities of the core interim technical standards be implemented by the CALEA compliance date of June 30, 2000. By March 12, 2001, carriers must meet the FBI's capacity guidelines. The FCC required that a packet-mode communications capability and the six punchlist capabilities be implemented by September 30, 2001. A significant amount of capital will be required to upgrade and install equipment to ensure compliance of the FCC's rules. The Attorney General, subject to availability of appropriations, may agree to reimburse wireless providers for a portion of their costs directly associated with modifications to provide the required capacity.

     E-911.  The FCC's Order requires CMRS carriers to provide Phase I enhanced
     -----
911 service which is the delivery of a ten-digit callback number and identification of the cell site from where the 911 call originated to the Public Safety Answering Point ("PSAP") by April 1, 1998 as long as the PSAPs have met specific criteria. The FCC recently adopted new rules for wireless E-911 Phase II requirements which must be available by October 1, 2001. The FCC has granted wireless carriers the option of selecting the most appropriate location technology by permitting handset-based methods, in addition to network-based methods, to provide Automatic Location Identification (ALI) or geographic coordinates of where the call was made. Carriers must report their chosen technology to the FCC by October 1, 2000. Wireless carriers who employ a Phase II location technology that requires new, modified, or upgraded handsets may phase-in deployment of Phase II subject to several requirements. The accuracy and reliability standards for handset-based "ALI" technology require 50 meters accuracy for 67% of calls, and 150 meters accuracy for 95% of calls. The accuracy and reliability for network-based solutions is 100 meters for 67% of calls, and 300 meters for 95% of calls. The FCC recently released a Public Notice seeking technical information on measuring the accuracy of E-911 systems for locating wireless callers. In November 1999, the FCC issued an Order eliminating cost recovery for wireless carriers as a prerequisite for providing Phase I and Phase II.

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

Employees
---------

     As of December 15, 1999, the Company had 645 full-time employees. The Company engages the services of independent contractors on an as-needed basis.


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


Item 4. Submission of Matters to a Vote of Security Holders.

     On October 1, 1999 the Company gave notice to its stockholders of a special meeting to be held on November 11, 1999 to consider and vote upon a proposal (the "Proposal") to approve and adopt an Agreement and Plan of Merger dated as of July 18, 1999 (the "Vodafone Agreement and Plan of Merger") among CommNet, Vodafone Airtouch Plc, an English corporation ("Vodafone") and Pacific Telecom Cellular of Colorado, Inc., a Colorado corporation and wholly owned subsidiary of Parent ("PTCCI"). The Proxy Statement regarding the Proposal accompanied the notice of meeting. The Vodafone Agreement and Plan of Merger, among other things, provides for the merger of PTCCI with and into CommNet (the "Vodafone Merger") pursuant to which each share of CommNet Cellular Inc. Common Stock, par value $.001 per share (including each associated Right described in the accompanying Proxy Statement), issued and outstanding immediately prior to the effective time of the Vodafone Merger (other than shares owned by Vodafone or any Subsidiary (as defined in the Proxy Statement) of Vodafone, including PTCCI, or by CommNet Cellular Inc., and Dissenting Shares (as defined in the Proxy Statement) are to be converted into the right to receive $31.00 in cash plus 8% annual interest compounded daily from July 18, 1999 until the closing of the Vodafone Merger.

     The Special Meeting of Stockholders was held on November 11, 1999. At this meeting, 21,616,802 shares were present in person or represented by proxy representing more than 94% of the outstanding shares entitled to vote at the meeting. On the item of business relating to the approval and adoption of the Agreement and Plan of Merger, the holders of 21,587,944 shares voted in favor of the resolution approving the Proposal, holders of 23,448 shares voted against such Proposal, and holders of 5,410 shares abstained from voting on this resolution. On the basis of this vote it was determined that the Agreement and Plan of Merger was approved by the stockholders of the Company. There was no other business to come before the meeting.

     On December 23, 1999, the FCC adopted an order granting transfers of licenses sufficient to consummate the merger with Vodafone.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

          The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "CELS." The following table sets forth the range of high and low closing sale prices of the Common Stock, as adjusted for the 5 for 1 stock split on May 7, 1998, for each fiscal quarter since October 1, 1997.

          Fiscal Year 1998:                     High      Low
                                                ----      ----
             First Quarter..................... $ 7.200   $ 6.650
             Second Quarter....................  10.000     7.075
             Third Quarter.....................  19.400     8.500
             Fourth Quarter....................  14.625     7.000

          Fiscal Year 1999:                     High      Low
                                                ----      ---
             First Quarter..................... $12.938   $ 6.000
             Second Quarter....................  17.000    12.500
             Third Quarter.....................  26.688    15.000
             Fourth Quarter....................  32.500    25.625

          As of December 14, 1999, there were 42 holders of record of the Common Stock.

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

Item 6.   Selected Financial Data.   (Amounts in thousands, except share and per
share data)


Statement of Operations Data (1):
                                                        Years ended September 30,
                                   --------------------------------------------------------------------
                                       1999          1998          1997          1996          1995
                                       ----          ----          ----          ----          ----
Revenues                           $   210,976   $   171,435   $   150,867   $   115,196   $    89,844

Costs and expenses (net
   of amounts allocated
   to affiliates):
   Operations                          109,503       100,905        94,497        76,123        68,929
   Corporate                             3,484        23,310          (985)          880         1,327
   Total depreciation and
      amortization                      31,814        26,636        22,116        19,750        16,655
                                   -----------   -----------   -----------   -----------   -----------
Operating income                        66,175        20,584        35,239        18,443         2,933
Equity in net income (loss)
    of affiliates                       12,852         5,127        (7,589)       (1,636)       (5,028)
Minority interest in net
    income of consolidated
    affiliates                          (5,488)       (5,701)       (2,964)       (1,123)         (964)
Gains (losses) on sales of
    affiliates                          12,336             -           350          (250)       19,471
Amortization of deferred costs          (3,329)       (2,651)       (1,072)       (2,090)         (940)
Interest expense                       (58,977)      (49,212)      (29,464)      (28,208)      (26,044)
Interest income                          2,635         4,876         6,532        10,468        13,046
                                   -----------   -----------   -----------   -----------   -----------
Income (loss) before
    income taxes and
    extraordinary charge                26,204       (26,977)        1,032        (4,396)        2,474
Income tax expense                         731             -             -             -           400
                                   -----------   -----------   -----------   -----------   -----------
Income (loss) before
    extraordinary charge                25,473       (26,977)        1,032        (4,396)        2,074
Extraordinary charge (3)                     -       (33,500)            -             -        (2,012)
                                   -----------   -----------   -----------   -----------   -----------
Net income (loss)                       25,473   $   (60,477)  $     1,032   $    (4,396)  $        62
                                   ===========   ===========   ===========   ===========   ===========
Income (loss) per common share:
    Basic:
       Income (loss) before
       extraordinary charge        $      1.12   $      (.68)  $       .01   $      (.06)  $       .03
       Extraordinary charge                  -          (.85)            -             -          (.03)
                                   -----------   -----------   -----------   -----------   -----------
       Net income (loss)           $      1.12   $     (1.53)  $       .01   $      (.06)  $         -
                                   ===========   ===========   ===========   ===========   ===========
    Diluted:
       Income (loss) before
       extraordinary charge        $      1.11   $      (.68)  $       .01   $      (.06)  $       .03
       Extraordinary charge                  -          (.85)            -             -          (.03)
                                   -----------   -----------   -----------   -----------   -----------
       Net income (loss)           $      1.11   $     (1.53)  $       .01   $      (.06)  $         -
                                   ===========   ===========   ===========   ===========   ===========
Weighted average shares
    outstanding                     22,707,977    39,397,393    68,835,650    68,636,015    60,767,960
                                   ===========   ===========   ===========   ===========   ===========

Balance Sheet Data (1):
                                              Years ended September 30,
                                ------------------------------------------------------
                                   1999         1998          1997      1996      1995
                                   ----         ----          ----      ----      ----
Working capital                 $  36,023   $    38,065     $ 15,840  $ 16,246  $ 39,911
Investments in and
    advances to affiliates         25,595        33,637       47,211    57,245    56,919
Net property and
    equipment                     177,068       154,598      143,875   118,099   105,289
Total assets                      486,941       384,752      352,916   331,837   325,668
Long-term debt                    742,586       682,999      250,852   245,845   246,357
Total liabilities                 791,058       720,200      291,016   268,855   267,012
Stockholders' equity
    (deficit) (2)                (304,117)     (335,448)      61,900    62,982    58,656

Supplemental Financial Data:
                                              Years ended September 30,
                                ------------------------------------------------------
                                     1999       1998         1997      1996      1995
                                     ----       ----         ----      ----      ----
EBITDA (See "Management's
     Discussion and Analysis--
     General")                  $  97,989   $    71,069(4)  $ 57,355  $ 38,193  $ 19,588

Net cash provided by
     operating activities       $  37,736   $    26,431(5)  $ 48,631  $ 20,751  $ 14,068

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

                                                  September 30,
                                    --------------------------------------------
                                             1999  1998  1997  1996  1995
                                             ----  ----  ----  ----  -----
          Consolidated                        50    48    46    46    45
          Equity                              14    17    18    18    20
          Cost                                 2    17    18    18    18
                                             ----  ----  ----  ----  ----
                                              66    82    82    82    83
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

          The Company generated net income and operating income during fiscal 1999, operating income during1998 and focused on increasing penetration and subscriber usage. In addition, the Company expects that operating income before depreciation and amortization ("EBITDA"), which was positive during the fiscal years ended September 30, 1999 and 1998, will also be positive in future fiscal years (although there can be no assurance that this will be the case). Certain financial analysts consider EBITDA a meaningful measure of an entity's ability to meet long-term financial obligations, and growth in EBITDA a meaningful barometer of future profitability, especially in a capital-intensive industry such as cellular telecommunications. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of an entity's performance. The results discussed below may not be indicative of future results.

          As a consequence of the Merger, results of operations and financial position were impacted significantly on a one-time basis and on a recurring basis. In fiscal 1998, one-time charges were recorded as corporate general and administrative expenses to account for $13,400,000 of options that were settled in cash on February 10, 1998 and $10,449,000 of noncash expense (and increase to capital in excess of par value) for old options that were changed on April 2, 1998 triggering a remeasurement. In addition, an extraordinary charge of $33,500,000 was recorded related to the premiums paid and deferred charges written off to extinguish $270,427,000 of debt that existed prior to the Merger. Under a new $760,000,000 debt facility, $680,000,000 was drawn to finance extinguishment of old debt, the conversion of $475,496,000 of Common Stock and for transaction costs. This increase in leverage in the capital structure of the Company caused amortization expense and interest expense to increase significantly and this trend will continue.

          Interest income reflects interest income derived from the financing activities of CIFC and the Company with nonconsolidated affiliates, as well as interest income derived from cash and short-term investments of the Company and its consolidated affiliates. CIFC has entered into loan agreements with the Company's affiliates pursuant to which CIFC makes loans to such entities for the purpose of financing or refinancing the affiliates' costs of construction and operation of cellular telephone systems. Such loans are financed with funds borrowed by CIFC from Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as fronting bank, and a consortium of lenders ("Chase") and from the Company. At September 30, 1999, loans bore interest at the 90-day LIBOR rate plus a margin (determined based on the affiliate's leverage ratio). From time to time, the Company advances funds on an interim basis to affiliates. These advances typically are refinanced through CIFC. To the extent that the cellular markets in which the Company holds an interest generate positive cash flow, the cash is generally used to repay borrowings by the affiliates from CIFC and thereafter will be used to make cash distributions to equity holders, including the Company.

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

          Within each area of inquiry the Y2K Committee prioritized and evaluated each scenario and the remediation effort required to achieve Y2K compliance and chose whether to either address the scenario through implementation of full or partial remediation efforts, or not address the scenario with remediation efforts. For those scenarios addressed, a remediation schedule was prepared showing when remediation efforts will be undertaken. As part of the development of remediation efforts the Y2K Committee developed testing strategies for those remediation efforts and assumptions that were tested.

          For all areas addressed by the Y2K Committee, whether addressed by remediation efforts or not, the Y2K Committee developed contingency plans in the event that critical systems, services and/or equipment are not operational on or after January 1, 2000 based upon the anticipated viability of critical systems, services and/or equipment on or after January 1, 2000. Also, the Y2K Committee developed contingency plans in case some elements or assumptions for addressing the Year 2000 problem may be false or incorrect.

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

The following identifies the current status of these efforts:

          The Cellular Network. MTSO software has been upgraded to more current versions and Y2K software "patches" have been installed in some cases. All testing of the system is complete. The Company believes that these efforts should result in a cellular network that will continue to function without material service affecting outages due to Y2K problems. Notwithstanding the Company's efforts, network equipment suppliers have been unwilling to give unqualified warranties that network equipment is Y2K compliant. Vendors and the Company have committed to having resources available to expeditiously correct Y2K problems if they arise. Service affecting outages, if prolonged and widespread, could affect Company revenues. See "--Customer Service Terms and Conditions" below.

          Interconnect and Other Arrangements with Wireline Telephone Service Vendors. In order to complete calls to/from wireline telephones and cellular telephones not connected to the same MTSO, and to transmit calls from many Company cell sites to Company MTSOs, the Company relies on wireline telephone services from numerous vendors. U S WEST Communications, Inc. ("U S WEST") is the largest of these vendors. Other smaller telephone companies provide geographically limited wireline services. The failure of any of these systems would result in an inability of cellular customers to make or receive calls in the geographic area affected by the failure. The Company has not received unconditional warranties from any of these vendors that their systems are Y2K complaint. The Company has reviewed the Y2K compliance efforts that have been disclosed by U S WEST and other vendors and believes that efforts by these vendors should not result in material service outages due to Y2K problems. The Company has no alternatives to using these vendors and thus must rely on these vendors' efforts. Service affecting outages, if prolonged and widespread, could affect Company revenues. See "--Customer Service Terms and Conditions" below.

          Company Software, Hardware, and Information Resources. The Company has evaluated major internal computer systems for potential Y2K problems and has implemented efforts to provide enhancements. Virtually all testing has been completed on these systems. Many of the Company's systems are interconnected with third party systems (see below). Communication between internal and third party systems is largely dependent on the wireline systems discussed above. The Company has substantially completed work with software and hardware vendors to correct any Y2K problems that were detected. The Company believes that these efforts should result in internal software, hardware and information resources that will continue to function without material failures due to Y2K problems. Significant failures could impair the Company's ability to provide timely financial and other internal reporting data as a result of having to rely on backup data and manual methods of record keeping. Productivity of Company personnel could be adversely affected by having to use alternate means of communication and alternative office systems and equipment.

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

Results of Operations
---------------------

          Fiscal Year 1999 Compared With Fiscal Year 1998.  Service revenues,
          -----------------------------------------------
including in-roaming revenues, increased by 23%, or $38,110,000 from $168,082,000 for the year ended September 30, 1998 to $206,192,000 for the year ended September 30, 1999. The growth was primarily due to the increase in the number of subscribers in consolidated markets, offset by lower revenues per subscriber, and growth of in-roaming usage. In addition to increases in market penetration, growth resulted from an increase of two newly consolidated markets during the fiscal year. Growth in subscribers offset by lower revenues per subscriber accounted for 49% of the increase, growth of in-roaming usage accounted for 24% of the increase, and the increase in the number of consolidated markets accounted for 27% of the increase. In-roaming revenues increased by 34%, or $16,849,000, from $49,325,000 for the year ended September 30, 1998 to $66,174,000 for the year ended September 30, 1999 due to increased coverage in cellular markets and to industry-wide subscriber increases.

          Average monthly revenue per subscriber, including in-roaming, decreased from $54 for the year ended September 30, 1998 to $53 for the year ended September 30, 1999, reflecting the benefit of declining prices to the consumer which is consistent with an overall industry trend. In-roaming revenues per subscriber per month increased from $16 for the year ended September 30, 1998 to $17 for the year ended September 30, 1999.

          Cost of service decreased as a percentage of service revenues from 15% in fiscal year 1998 to 12% in fiscal year 1999, as revenues derived from the growing subscriber base outpaced the fixed components of cost of service. The Company recently renegotiated its contract to provide long distance service at a lower cost.

          Equipment sales increased 43% from $3,353,000 for the year ended September 30, 1998 to $4,784,000 for the year ended September 30, 1999 due to increases in sales of accessories. Cost of equipment sales decreased 28% from $14,971,000 for the year ended September 30, 1998 to $10,774,000 for the year ended September 30, 1999 due to a $7,326,000 decrease from the change in accounting for handsets provided to customers, offset by an increase of $3,129,000 related to increased subscriber additions and upgrades to existing customers.

          General and administrative costs of operations increased 18% from $34,023,000 during the year ended September 30, 1998 to $40,086,000 during the year ended September 30, 1999, due to the growth in the customer base. The majority of these costs were incremental customer billing expenses, and increase in bad debt expenses. Bad debt expense increased from 1.24% of total revenues during the year ended September 30, 1998 to 2.95% of total revenues during the year ended September 30, 1999. General and administrative costs as a percentage of service revenues decreased from 20% for the year ended September 30, 1998 to 19% for the year ended September 30, 1999.

          Marketing and selling costs increased 22% from $27,482,000 for the year ended September 30, 1998 to $33,430,000 for the year ended September 30, 1999, primarily as a result of increased advertising costs and increased commission costs as a result of higher subscriber activations. Marketing costs per gross new subscriber increased 1% from $230 for the year ended September 30, 1998 to $232 for the year ended September 30, 1999.

          Depreciation and amortization relating to operations increased 18% from $25,182,000 for the year ended September 30, 1998 to $29,618,000 for the year ended September 30, 1999, primarily related to increased property and equipment balances.

          Corporate costs and expenses for the year ended September 30, 1998 were $24,764,000, which represented gross expenses of $33,517,000 less amounts allocated to nonconsolidated affiliates of $8,753,000. Excluding nonrecurring transaction costs related to the cash settlement of stock options associated with the merger of $13,400,000 and the establishment of a new measurement date for the remaining options requiring recognition of an additional $10,449,000 of compensation expense, corporate costs and expenses were $915,000. Corporate costs and expenses for the year ended September 30, 1999 were $5,680,000, which represented gross expenses of $12,508,000 less amounts allocated to nonconsolidated affiliates of $6,828,000. The increase was primarily due to certain costs incurred during the year ended September 30, 1999 related to the settlement of claims of former executives and legal fees associated with the purchase of additional interests in certain South Dakota markets, none of which were allocated to affiliates.

          Equity in net income of affiliates for the year ended September 30, 1999 was $12,852,000 compared to equity in net income of $5,127,000 for the year ended September 30, 1998. The improvement was primarily due to equity income associated with the sale of certain nonmanaged MSA markets, and increased profitability of those markets accounted for under the equity method.

          Amortization of deferred costs increased 26% from $2,651,000 for the year ended September 30, 1998 to $3,329,000 for the year ended September 30, 1999, as a result of increased deferred costs associated with the Chase Credit Agreement.

          Interest expense increased 20% from $49,212,000 for the year ended September 30, 1998 to $58,977,000 for the year ended September 30, 1999 due to increased borrowings under the Chase Credit Agreement, offset by lower interest rates. Cash paid for interest increased 18% from $42,479,000 during the year ended September 30, 1998 to $50,174,000 during the year ended September 30, 1999 due to increases in payments made under the Chase Credit Agreement.

          Interest income decreased 46% from $4,876,000 for the year ended September 30, 1998 to $2,635,000 for the year ended September 30, 1999. The decrease was due to lower average cash and cash equivalent balances and lower notes receivable balances from nonconsolidated affiliates.

          At September 30, 1999, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $169,630,000, compared to $157,593,000 at September 30, 1998. The decrease was due to the utilization of the NOL to offset current year taxable income.

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

          Equipment sales decreased 7% from $3,603,000 for the year ended September 30, 1997 to $3,353,000 for the year ended September 30, 1998 due to decreases in sales of accessories. Cost of equipment sales increased 19% from $12,609,000 for the year ended September 30, 1997 to $14,971,000 for the year ended September 30, 1998. Approximately $6,624,000 and $3,572,000 of the year ended September 30, 1998 cost of equipment sales relates to equipment provided to new and existing customers, respectively, which the customers are generally required to return equipment to the Company if service is terminated. Although the Company retains ownership of the equipment, it carried such equipment at no value on its balance sheet.

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

          Equity in net income of affiliates for the year ended September 30, 1998 was $5,127,000 compared to equity in net loss of $7,589,000 for the year ended September 30, 1997. The improvement was primarily due to increased profitability of those markets accounted for under the equity method and the absence of TVX, Inc. losses in 1998. TVX, Inc., a former affiliate in the security alarm industry, ceased operations in the third fiscal quarter of 1997.

          Amortization of deferred costs increased 147% from $1,072,000 for the year ended September 30, 1997 to $2,651,000 for the year ended September 30, 1998, as a result of increased deferred costs associated with the Chase Credit Agreement.

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

          At September 30, 1998, the Company had net operating loss ("NOL") carryforwards for income tax purposes of $157,593,000, compared to $45,165,000 at September 30, 1997. The increase was due to a current year taxable operating loss of $112,038,000.

Acquisitions and Sales
----------------------

          On February 10, 1998, the Company consummated a recapitalization whereby AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Merger Agreement, into either (a) the right to receive $36.00 ($7.20 on a post-split basis) in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the Merger: shares of Common Stock held by the

Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 2,943,055 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the Company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

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

          In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $55,766,000. In April 1999, the Company purchased the remaining independent telco interests for approximately $2,000,000 in cash.

          In July 1999, the Company purchased an additional 51% interest in one managed Colorado RSA market for 190,360 shares of the Company's stock valued at approximately $5,270,000.

          In September 1999, fifteen nonmanaged RSAs in Kansas in which the Company held a 3.07% interest entered into a merger agreement with Alltel Corporation whereby the Company received 213,607 shares of Alltel Corporation common stock valued at approximately $15,033,000 in exchange for its interest in the RSAs. Also in September 1999, an affiliate sold its 33.33% interest in two nonmanaged MSAs for approximately $19,000,000 in cash. The Company is a 33.33% shareholder in the affiliate.

          In November 1999, the Company purchased substantially all of the remaining independent telco interests in one managed MSA market and two managed RSA markets for approximately $15,300,000 in cash and assumption and forgiveness of $7,890,000 of debt.

          In June 1999, the Company entered into a definitive agreement to sell its interests in four managed RSA markets and a portion of its interest in a fifth managed RSA market in Iowa for approximately $83,300,000 in cash and repayment of debt totaling approximately $2,229,000. Closing of the transaction is subject to regulatory and other approvals.

          In addition, at a Special Meeting held November 11, 1999, stockholders of CommNet Cellular Inc. approved and adopted the proposed Agreement and Plan of Merger dated as of July 18, 1999 among CommNet Cellular Inc., Vodafone AirTouch Plc, and Pacific Telecom Cellular of Colorado, Inc., a wholly owned subsidiary of Vodafone AirTouch Plc. The Agreement and Plan of Merger agreement which was included as part of the Proxy Statement previously filed, provides, among other things, for the merger of Pacific Telecom Cellular of Colorado, Inc. with and into CommNet Cellular Inc. pursuant to which each share of CommNet Cellular Inc. common stock, par value $.001 per share, issued and outstanding immediately prior to the effective time of the merger, other than shares owned by Vodafone AirTouch Plc or any of its subsidiaries, or by CommNet Cellular Inc., and Dissenting Shares will be converted into the right to receive $31.00 in cash plus 8% annual interest compounded daily from July 18, 1999 until the closing of the merger. On December 23, 1999, the FCC adopted on order granting transfers of licenses sufficient to consummate the merger with Vodafone AirTouch Plc.

Changes in Financial Condition
------------------------------

     Fiscal Year 1999.  Net cash provided by operating activities was
     ----------------
$37,736,000 during the year ended September 30, 1999. This was due to cash provided in generating the net income after adjustments to reconcile net cash provided by operating activities of $40,127,000 and by cash used to fund changes in working capital of $2,391,000.

     Net cash used by investing activities was $105,564,000 for the year ended September 30, 1999. This was due primarily to $52,372,000 required to fund the purchase of property and equipment and investment in cellular system equipment, $2,297,000 to fund the purchase of other assets, $57,766,000 to purchase additional interests in affiliates and $15,325,000 placed into escrow for the pending transaction, offset by a decrease of $22,196,000 to investments in and advances to affiliates from CIFC note repayments.

     Net cash provided by financing activities was $53,544,000 for the year ended September 30, 1999. This was primarily due to net proceeds from secured bank financing of $57,937,000, offset by distributions to minority interests of $4,310,000.

     Fiscal Year 1998.  Net cash provided by operating activities was
     ----------------
$13,031,000 during the year ended September 30, 1998. This was due to cash provided in generating the net loss after adjustments to reconcile net cash provided by operating activities of $16,238,000 and by cash used to fund changes in working capital of $3,207,000.

     Net cash used by investing activities was $17,958,000 for the year ended September 30, 1998. This was due primarily to $28,437,000 required to fund the purchase of property and equipment and investment in cellular system equipment and $9,300,000 to purchase additional interests in affiliates, offset by a decrease of $21,451,000 to investments in and advances to affiliates from CIFC note repayments.

     Net cash provided by financing activities was $16,948,000 for the year ended September 30, 1998. This was primarily due to net increases as a result of the merger of $21,539,000, offset by distributions to minority interests of $4,433,000.

Liquidity and Capital Resources
-------------------------------

     General. CommNet Cellular Inc. (referred to herein as the "parent company")
     -------
is effectively a holding company and, accordingly, must rely on distributions, loan repayments and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the parent company's capital requirements. On a consolidated basis, the Company's principal source of financing through February 10, 1998 was a loan facility with CoBank (the "CoBank Credit Agreement"), pursuant to which CoBank had agreed to lend up to $165,000,000 to CIFC.

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

     On February 10, 1998, in connection with the closing of the Merger (see "Acquisitions and Sales"), CIFC and the Company drew down the $680,000,000 term loans under the Chase Credit Agreement which was used, in part, to pay off outstanding amounts under the CoBank Credit Agreement, to repurchase the majority of the Company's 11 3/4% Senior Subordinated Notes and all of the Company's 11 1/4% Subordinated Notes, to pay the cash portion of the Merger consideration to holders of the Company's Common Stock, and to fund costs associated with the Merger. On December 2, 1998, CIFC and the Company borrowed $42,000,000 under the revolving credit facility of the Chase Credit Agreement to use, with existing cash, to purchase affiliate interests in South Dakota (see "Acquisitions"). On July 15, 1999, CIFC and the Company borrowed $17,000,000 under the revolving credit facility of the Chase Credit Agreement to fund escrow accounts for the anticipated purchase of affiliate interests in Colorado (see "Acquisitions"). Advances made under to Chase Credit Agreement will be used, when necessary, to fund capital and operating requirements of the Company and to fund loans made by CIFC to the affiliates. The Chase Credit Agreement provides for aggregate credit commitments of up to $760,000,000 at interest rates that vary from 0.75% to 2.50% over prime for variable rate loans or 1.75% to 3.50% over LIBOR for fixed rate loans at September 30, 1999. Additionally, in accordance with the terms of the Chase Credit Agreement, CIFC has entered into various interest rate protection agreements to reduce the risk of interest rate fluctuations.

     The Company's budgeted capital requirements consist primarily of (i) parent company capital expenditures, working capital and debt service and (ii) the capital expenditures, working capital, other operating and debt service requirements of the affiliates. In addition to budgeted capital requirements, the Company has acquired additional cellular properties.

     As of September 30, 1999, the Company had unused commitments under the Chase Credit Agreement of $21,000,000 in the form of revolving loans. In addition to the liquidity provided by the Chase Credit Agreement, at September 30, 1999, the Company, on a consolidated basis, had available $11,869,000 of cash and cash equivalents and $15,033,000 in trading securities (which were liquidated into $15,600,000 in October 1999).

     Capital expenditures in managed markets, reflected as additions to investments in and advances to affiliates, and additions to property and equipment and investment in cellular system equipment, for the year ended September 30, 1999 were $53,880,000. These expenditures were primarily for 19 new cell sites, switch upgrades, increased channel capacity, paging infrastructure and corporate assets. The Company expects capital expenditures for fiscal year 2000 to be comparable to fiscal 1999 to optimize coverage, upgrade switching capacity, increase channel capacity and for digital upgrades.

     Currently, the Company's near-term debt service requirements consist primarily of interest payments on the indebtedness incurred under the Chase Credit Agreement. The Company anticipates its cash paid for interest under the Chase Credit Agreement for fiscal year 2000 will be approximately $79,000,000. The first principal payment for the Chase term loans is due December 31, 1999. Additional borrowings under the Chase Credit Agreement may be required if cash from operating activities is not sufficient to fund cash interest expense. See "The Credit Agreements" below.

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

Recently Issued Accounting Standards
------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its
components.   SFAS 130 had no material impact on the Company's financial statements upon adoption in fiscal 1999. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be carried at fair value. Management does not expect SFAS 133 to have a significant impact on the Company's financial statements.

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

                                                            Years ended September 30,
                            ----------------------------------------------------------------------------------------
                                     1999        1998          1999            1998            1999          1998
                            ----------------------------  -------------------------------  -------------------------
                                     Combined (1)           Financed  Proportionate (2)      Company Proportionate(3)
                            ----------------------------  -------------------------------  -------------------------
Managed Markets
Revenues:
 Cellular service                  $157,064     $139,515      $148,907      $125,896         $129,215      $106,212
 In-roaming                          72,104       56,463        67,660        51,222           60,849        44,611
 Equipment sales                      5,004        3,512         4,753         3,222            4,174         2,786
                                   --------     --------      --------      --------         --------      --------
   Total revenues                   234,172      199,490       221,320       180,340          194,238       153,609
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service
    (including in-roaming)           23,953       25,176        22,758        23,277           19,873        19,623
   Equipment sales                   11,387       16,972        10,813        15,376            9,480        13,098
 General and administrative (4)      46,568       39,550        48,636        38,710           41,635        31,750
 Marketing and selling               36,624       31,030        34,566        28,216           30,075        23,718
                                   --------     --------      --------      --------         --------      --------
   Total cash costs and
     expenses                       118,532      112,728       116,773       105,579          101,063        88,189
                                   --------     --------      --------      --------         --------      --------
EBITDA                             $115,640     $ 86,762      $104,547      $ 74,761         $ 93,175      $ 65,420
                                   ========     ========      ========      ========         ========      ========

Capital expenditures               $ 53,880     $ 23,396      $ 52,517      $ 19,590         $ 48,710      $ 16,009

Subscriber count                    396,894      335,881       374,170       301,727          324,013       254,676
Total markets                            56           56            56            56               56            56

Nonmanaged Markets
Revenues:
 Cellular service                  $113,802     $103,561      $ 16,209      $ 13,507         $ 11,674      $  9,968
 In-roaming                          37,691       28,231         9,971         7,411            6,540         5,098
 Equipment sales                      8,560        7,958           664           580              564           474
                                   --------     --------      --------      --------         --------      --------
   Total revenues                   160,053      139,750        26,844        21,498           18,778        15,540
Costs and expenses
 involving cash:
 Cost of sales:
   Cellular service                  29,427       28,970         5,302         4,153            3,586         2,973
   Equipment sales                   10,578       12,020         1,065           936              771           719
 General and administrative          44,061       25,844         6,377         4,658            4,481         3,215
 Marketing and selling               19,430       20,816         4,050         3,783            2,930         2,934
                                   --------     --------      --------      --------         --------      --------
   Total cash costs
     and expenses                   103,496       87,650        16,794        13,530           11,768         9,841
                                   --------     --------      --------      --------         --------      --------
EBITDA                             $ 56,557     $ 52,100      $ 10,050      $  7,968         $  7,010      $  5,699
                                   ========     ========      ========      ========         ========      ========

Capital expenditures               $ 24,276     $ 14,621      $  2,426      $  1,630         $  1,667      $  1,317

Subscriber count                    282,348      254,022        50,564        37,436           34,489        27,722
Total markets                            10           26            10            26               10            26

                                                                                           Years ended September 30,
                                                                                           -------------------------
                                                                                              1999           1998
                                                                                           -------------------------
Reconciliation From Company Proportionate EBITDA to Consolidated Net Income (Loss):

Total proportionate EBITDA (managed and nonmanaged markets)                                  $100,185       $ 71,119
Depreciation and amortization                                                                 (24,895)       (21,928)
Interest expense                                                                              (11,763)       (13,505)
Equity in nonlicensee affiliates                                                                4,658         (1,374)
Minority interests                                                                              1,436          1,167
Intercompany interest                                                                          11,355         12,841
Depreciation and amortization not owned by affiliates                                          (3,722)        (2,043)
Unallocated corporate expenses                                                                 (6,573)        (5,363)
Stock-based compensation expense                                                                    -        (23,849)
Gain (loss) on sales of affiliates                                                             12,336              -
Interest expense (net) and other                                                              (57,544)       (44,042)
Extraordinary charge                                                                                -        (33,500)
                                                                                             --------       --------

Consolidated net income (loss)                                                               $ 25,473       $(60,477)
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Stockholders
CommNet Cellular Inc.

We have audited the accompanying consolidated balance sheets of CommNet Cellular Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedules as of and for the years ended September 30, 1999 and 1998 listed in the Index at Item 14 (a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommNet Cellular Inc. and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                              DELOITTE & TOUCHE LLP

Denver, Colorado
December 23, 1999

                        Report of Independent Auditors
                        ------------------------------



The Board of Directors and Stockholders
CommNet Cellular Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of CommNet Cellular Inc. for the year ended September 30, 1997. Our audit also included the financial statement schedules listed in the Index at Item 14 (a)(2) for the year ended September 30, 1997. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)(1)) present fairly, in all material respects, the consolidated results of the operations of CommNet Cellular Inc. and its cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the year ended September 30, 1997.



                              ERNST & YOUNG LLP


Denver, Colorado
December 5, 1997

                             COMMNET CELLULAR INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1999 and 1998

                   (Amounts in thousands, except share data)

ASSETS (Note 4)                                                                  1999              1998
------                                                                           ----              ----
Current assets:
 Cash and cash equivalents                                                       $ 11,869          $ 26,153
 Trading securities                                                                15,033                -
 Accounts receivable, net of allowance for
   doubtful accounts of $5,694 and $2,487 in
   1999 and 1998, respectively                                                     37,665            28,051
 Current portion of advances to affiliates                                          2,617             3,438
 Prepaid expenses and other                                                         1,827             1,682
 Inventory                                                                          5,224             4,564
                                                                                 --------          --------

     Total current assets                                                          74,235            63,888

Investment in and advances to affiliates (Notes 2 and 3)                           25,595            33,637

Investment in cellular system equipment                                             7,774             3,816

Property and equipment, at cost:
 Cellular system equipment                                                        213,648           185,851
 Land, buildings and improvements                                                  38,508            35,280
 Furniture and equipment                                                           35,066            23,155
                                                                                 --------          --------

                                                                                  287,222           244,286
 Less accumulated depreciation                                                    110,154            89,688
                                                                                 --------          --------

     Net property and equipment                                                   177,068           154,598

Other assets, less accumulated amortization of
 $42,232 and $37,295 in 1999 and 1998,
 respectively (Note 2):
   FCC licenses and filing rights                                                 162,981           100,380
   Deferred loan costs and other                                                   23,963            28,433
   Cash in escrow (Note 2)                                                         15,325                 -
                                                                                 --------          --------

     Total other assets                                                           202,269           128,813
                                                                                 --------          --------

                                                                                 $486,941          $384,752
                                                                                 ========          ========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                          September 30, 1999 and 1998

                   (Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               1999             1998
----------------------------------------------                               ----             ----
Current liabilities:
 Accounts payable - trade                                                    $   2,669        $   4,954
 Accounts payable - property and equipment purchases                             1,991            3,675
 Accrued commissions                                                             1,281              953
 Accrued interconnect costs                                                      2,016            1,741
 Accrued operating taxes                                                         5,688            3,891
 Other accrued liabilities                                                       6,926            8,188
 Interest payable                                                               11,250            2,421
 Current portion of long-term debt (Note 4)                                      6,391                -
                                                                             ---------        ---------

     Total current liabilities                                                  38,212           25,823


Long-term debt:
 Secured bank financing (Note 4)                                               733,700          680,000
 Note payable and other long-term debt (Note 4)                                  8,886            2,916
 11 3/4% senior subordinated discount notes (Note 5)                                 -               83

Minority interests                                                              10,260           11,378

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
 (Notes 2, 4, 8, 9, and 10):
 Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued                                                      -                -
 Common Stock, $.001 par value; 40,000,000 shares
   authorized; 22,856,345 and 22,662,985 shares issued
   at September 30, 1999 and 1998, respectively                                      5                5
 Capital in excess of par value                                                312,634          307,271
 Deferred compensation to employees                                             (2,166)          (2,661)
 Accumulated deficit                                                          (614,590)        (640,063)
                                                                             ---------        ---------

     Total stockholders' equity (deficit)                                     (304,117)        (335,448)
                                                                             ---------        ---------

                                                                             $ 486,941        $ 384,752
                                                                             =========        =========

                           See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended September 30, 1999, 1998 and 1997
            (Amounts in thousands, except share and per share data)

                                                        1999       1998       1997
                                                        ----       ----       ----
Revenues:
 Service                                              $140,018   $118,757   $107,383
 In-roaming                                             66,174     49,325     39,881
 Equipment sales                                         4,784      3,353      3,603
                                                      --------   --------   --------
                                                       210,976    171,435    150,867
Costs and expenses:
 Operations:
   Cost of service                                      25,213     24,429     28,108
   Cost of equipment sales                              10,774     14,971     12,609
   General and administrative                           40,086     34,023     30,343
   Marketing and selling                                33,430     27,482     23,437
   Depreciation and amortization                        29,618     25,182     20,461
 Corporate:
   General and administrative (Note 8)                  10,312     32,063      5,431
   Depreciation and amortization                         2,196      1,454      1,655
   Less amounts allocated to
     nonconsolidated affiliates                         (6,828)    (8,753)    (6,416)
                                                      --------   --------   --------
                                                       144,801    150,851    115,628
                                                      --------   --------   --------
Operating income                                        66,175     20,584     35,239

Equity in net income (loss) of affiliates (Note 3)      12,852      5,127     (7,589)
Minority interest in net income of
 consolidated affiliates                                (5,488)    (5,701)    (2,964)
Gains on sales of affiliates and other (Note 2)         12,336          -        350
Amortization of deferred costs                          (3,329)    (2,651)    (1,072)
Interest expense                                       (58,977)   (49,212)   (29,464)
Interest income (Note 3)                                 2,635      4,876      6,532
                                                      --------   --------   --------

Income (loss) before income taxes and
 extraordinary charge                                   26,204    (26,977)     1,032
Income tax expense (Note 7)                                731          -          -
                                                      --------   --------   --------

Income (loss) before extraordinary charge               25,473    (26,977)     1,032
Extraordinary charge related to early
 extinguishment of long-term debt (Note 5)                   -    (33,500)         -
                                                      --------   --------   --------
Net income (loss)                                     $ 25,473   $(60,477)  $  1,032
                                                      ========   ========   ========

                            See accompanying notes

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                 Years ended September 30, 1999, 1998 and 1997
            (Amounts in thousands, except share and per share data)



                                                        1999                  1998               1997
                                                        ----                  ----               ----
Income (loss) per common share:

 Basic:
   Income (loss) before extraordinary charge          $      1.12          $     (0.68)        $       .01
   Extraordinary charge                                         -                (0.85)                  -
                                                      -----------          -----------         -----------
   Net income (loss)                                  $      1.12          $     (1.53)        $       .01
                                                      ===========          ===========         ===========

 Diluted:
   Income (loss) before extraordinary charge          $      1.11          $     (0.68)        $       .01
   Extraordinary charge                                         -                (0.85)                  -
                                                      -----------          -----------         -----------
   Net income (loss)                                  $      1.11          $     (1.53)        $       .01
                                                      ===========          ===========         ===========

Weighted average common shares outstanding             22,707,977           39,397,393          68,835,650
                                                      ===========          ===========         ===========

                            See accompanying notes

                             COMMNET CELLULAR INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 Years ended September 30, 1997, 1998 and 1999

                   (Amounts in thousands, except share data)

                                                                           Deferred
                                                                         Compensation
                                                             Capital in   Related to
                                          Common Stock        Excess of    Employee     Accumulated
                                        Shares     Amount     Par Value     Options       Deficit
                                     -----------   -------  -----------  -------------  ------------
Balance at September 30, 1996         69,298,700   $   14     $168,103   $          -   $  (105,135)

Exercise of options                       53,750        -          221              -             -
Issuance of Common Stock -
   ESOP (Note 9)                          83,605        -          598              -             -
Common Stock repurchased                (510,000)       -       (2,933)             -             -
Net income                                     -        -            -              -         1,032
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1997         68,926,055       14      165,989              -      (104,103)


Exercise of options                       82,220        -          352              -             -
New shares issued in connection
   with the Merger (Note 12)          19,695,835        4      141,806              -             -
Conversion of shares to cash in
   connection with the Merger        (66,041,125)     (13)           -              -      (475,483)
Stock offering costs                           -        -      (13,986)             -             -
Stock-based compensation (Note 8)              -        -       13,110         (2,661)            -
Net loss                                       -        -            -              -       (60,477)
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1998         22,662,985        5      307,271         (2,661)     (640,063)


Issuance of Common Stock -
   Acquisition (Note 2)                  190,360        -        5,270              -             -
Issuance of Common Stock -
   Directors (Note 10)                     3,000        -           93              -             -
Stock-based compensation (Note 8)              -        -            -            495             -
Net income                                     -        -            -              -        25,473
                                     -----------   ------     --------   ------------   -----------
Balance at September 30, 1999         22,856,345   $    5     $312,634   $     (2,166)  $  (614,590)
                                     ===========   ======     ========   ============   ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1999, 1998 and 1997

                             (Amounts in thousands)

                                                   1999       1998       1997
                                                   ----       ----       ----
Operating activities:
  Net income (loss)                              $ 25,473   $(60,477)  $ 1,032
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Extraordinary charge related to early
        extinguishment of long-term debt                -     33,500         -
     Minority interests                             5,488      5,701     2,964
     Compensation expense related
        to ESOP and option grants                       -          -       598
     Common Stock grants to nonemployee
        Directors                                      93          -         -
     Depreciation                                  27,087     23,930    19,266
     Amortization                                   8,056      5,357     3,922
     Equity in net loss (income) of affiliates    (12,852)    (5,127)    7,589
     Gains on sales of affiliates
        and other                                 (12,336)         -      (350)
     Interest expense on 11 3/4%
        senior discount notes                           1      6,614    17,170
     Stock-based compensation expense                 495     10,449         -
     CoBank patronage income                            -          -       (99)
     Accrued interest on advances to
        affiliates                                 (1,378)    (3,709)   (5,833)
  Change in operating assets and liabilities,
     net of effects from consolidating acquired
     interests (Note 2):
     Accounts receivable                           (8,859)    (1,948)   (5,453)
     Inventory                                       (654)    (1,350)     (508)
     Prepaid expenses and other                      (145)      (278)     (101)
     Accounts payable and
        accrued liabilities                        (1,510)       250     8,688
     Interest payable                               8,777        119      (254)
                                                 --------   --------   -------

Net cash provided by operating activities          37,736     13,031    48,631

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1999, 1998 and 1997

                             (Amounts in thousands)

                                                         1999                1998                 1997
                                                         ----                ----                 ----
Investing activities:
   Reductions in investments in and
     advances to affiliates, net                        $  22,196            $ 21,451             $  8,480
   Additions to property and equipment
     and investment in cellular system
     equipment                                            (52,372)            (28,437)             (37,363)
 Reductions in (additions to) other assets                 (2,297)             (1,672)              (1,335)
 Proceeds from sales of interests in
   affiliates (Note 2)                                          -                   -                  829
 Escrow deposit for purchase
   of interests in affiliates                             (15,325)                  -                    -
 Purchase of interests in affiliates, net
   of cash acquired and net of assets
   and liabilities recorded due to
   consolidation (Note 2)                                 (57,766)             (9,300)                (924)
                                                         --------            --------             --------

Net cash used by investing activities                    (105,564)            (17,958)             (30,313)

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1999, 1998 and 1997

                             (Amounts in thousands)

                                                       1999            1998           1997
                                                       ----            ----           ----
Financing activities:
   Proceeds from secured bank financing              $   94,300     $  695,000      $    43,336
   Payments of secured bank financing                   (36,363)       (24,765)         (57,763)
   Payment of 11 3/4% senior subordinated
      discount notes                                        (83)      (165,662)               -
   Payment of 11 1/4% subordinated notes                      -        (80,000)               -
   Extraordinary charge related to early
      extinguishment of long-term debt                        -        (29,015)               -
   Loan fees and offering costs related
      to long-term debt                                       -        (26,699)               -
   Reductions of obligation under capital leases              -           (158)            (301)
   Distributions to minority interest                    (4,310)        (4,433)          (2,349)
   Capital contributions from minority interest               -              -            4,111
   Issuance of Common Stock, net of
      offering costs                                          -        128,176              221
   Repurchases of Common Stock                                -              -           (2,933)
   Conversion of Common Stock in connection
      with the Merger                                         -       (475,496)               -
                                                     ----------     ----------      -----------

Net cash provided (used) by financing
   activities                                            53,544         16,948          (15,678)
                                                     ----------     ----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                     (14,284)        12,021            2,640

Cash and cash equivalents at beginning
   of year                                               26,153         14,132           11,492
                                                     ----------     ----------      -----------

Cash and cash equivalents at end of year             $   11,869     $   26,153      $    14,132
                                                     ==========     ==========      ===========

                            See accompanying notes.

                             COMMNET CELLULAR INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years ended September 30, 1999, 1998 and 1997

                             (Amounts in thousands)


Supplemental schedule of additional cash flow information and noncash activities:

                                              1999     1998     1997
                                              ----     ----     ----
Cash paid for interest                       $50,147  $42,479  $12,548

Purchase of cellular system equipment
  through accounts payable                     1,991    3,675    8,228
Purchases of interests in affiliate by
  issuance of Common Stock (Note 2)            5,270        -        -
Receipt of Alltel common stock from sales
  of interests in affiliates (Note 2)         15,033        -        -

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

     The Company and its affiliates owned interests in the following markets as of September 30, 1999:

                                        Net Company
       MSA or                           Interest in
     RSA Code (1)       State           Licensee (2)
     ------------  ---------------      ------------
     MSAs:   141   Duluth, MN - WI        16.34%
             185   Terre Haute, IN        16.67%
             241   Pueblo, CO             73.99%
             253   Sioux City, IA         74.50%
             267   Sioux Falls, SD       100.00%
             268   Billings, MT           91.63%
             289   Rapid City, SD        100.00%
             297   Great Falls, MT        91.63%
             298   Bismarck, ND           51.00%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                   Net Company
       MSA or                      Interest in
     RSA Code (1)       State      Licensee (2)
     ------------   -------------  ------------

     RSAs:  348     Colorado            100.00%
            349     Colorado             61.75%
            351     Colorado             61.75%
            352     Colorado             66.00%
            353     Colorado            100.00%
            354     Colorado (B1)        69.40%
            355     Colorado            100.00%
            356     Colorado (B1)        49.00%
            389     Idaho                50.00%
            390     Idaho                33.33%
            392     Idaho (B1)          100.00%
            393     Idaho                91.64%
            415     Iowa                 10.11%
            416     Iowa                 78.57%
            417     Iowa                100.00%
            419     Iowa                 44.92%
            420     Iowa                100.00%
            424     Iowa                 50.00%
            425     Iowa                 13.28%
            426     Iowa                 49.14%
            427     Iowa                 49.17%
            512     Missouri (B1)        14.70%
            523     Montana (B1)         91.63%
            523     Montana (B2)         91.63%
            524     Montana (B1)         91.63%
            526     Montana (B1)         91.63%

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Organization and basis of presentation (continued)

                                          Net Company
        MSA or                            Interest in
     RSA Code (1)           State         Licensee (2)
     ------------    -------------------  ------------
              527    Montana                  91.63%
              528    Montana                  91.63%
              529    Montana                  91.63%
              530    Montana                  91.63%
              531    Montana                  91.63%
              532    Montana                  91.63%
              553    New Mexico (B2)          58.36%
              555    New Mexico               12.25%
              557    New Mexico               16.33%
              580    North Dakota             53.36%
              581    North Dakota             65.06%
              582    North Dakota             41.45%
              583    North Dakota             49.00%
              584    North Dakota             61.75%
              634    South Dakota            100.00%
              635    South Dakota            100.00%
              636    South Dakota            100.00%
              638    South Dakota (B1)       100.00%
              638    South Dakota (B2)       100.00%
              639    South Dakota (B1)       100.00%
              639    South Dakota (B2)       100.00%
              640    South Dakota            100.00%
              641    South Dakota            100.00%
              642    South Dakota            100.00%
              675    Utah                    100.00%
              676    Utah                    100.00%
              677    Utah (B3)               100.00%
              678    Utah                     80.00%
              718    Wyoming                  66.00%
              719    Wyoming                 100.00%
              720    Wyoming                 100.00%

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

     Short-term investments

     The Company accounts for short-term investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company holds no appreciated short-term investments as of September 30, 1999 or 1998. The Company's trading securities were received on September 30, 1999 and were recorded at fair value as of that date.

     Accounts receivable

     The Company performs credit evaluations of its customers' financial condition prior to initial activation and generally does not require collateral. Receivables generally are due within 30 days. The Company's provision for doubtful accounts receivable was approximately $5,694,000, $2,487,000 and $3,789,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     Long-lived assets

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company reviews long-lived assets impairment periodically based on projected future cash flows. As of September 30, 1999 and 1998, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable assets.

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

     Cost of equipment sold

     The Company has a customer service program whereby a handset is provided to the customer and returned to the Company at the end of the service agreement. Prior to the second fiscal quarter of 1999, the cost of providing the handset to the customer was included in cost of equipment sales, with no corresponding recognition of equipment revenue, as any revenue related to the program was recognized in cellular service revenue. During the quarter ended March 31, 1999, the Company changed its accounting for these handsets, whereby the cost of the handsets is included in property and equipment and depreciated over a period of 30 months. The Company believes this change better matches the cost of the handset with the related revenue stream and is consistent with predominant industry practice. The change has been accounted for as a change in estimate. The effect of this change was an increase in net income for the year ended September 30, 1999 of $6,977,000, or $.31 per common share.

     Depreciation and amortization

     Depreciation of property and equipment is provided principally on the straight-line method over estimated useful lives as follows:

                                       Years
                                       -----
          Cellular system equipment     8-15
          Building and improvements     6-10
          Furniture and equipment      2.5-5

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

     The Company incurs certain indirect costs related to cell site construction. As a result, the Company capitalized $2,794,000, $1,975,000 and $2,870,000 for the years ended September 30, 1999, 1998 and 1997, respectively, which is included in property and equipment, and investment in cellular system equipment. In addition, the Company allocated $266,000, $303,000 and $749,000 to nonconsolidated affiliates for the years ended September 30, 1999, 1998 and 1997, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $7,797,000, $7,109,000 and $4,453,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     Income taxes

     A current or deferred income tax asset or liability is recognized for temporary differences which exist due to recognition of certain income and expense items for financial reporting purposes in periods different than for tax reporting purposes.

     Earnings per common share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in fiscal 1998. SFAS No. 128 requires retroactive restatement of earnings per share data for all years presented. In accordance with SFAS No. 128, the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 115,338, 1,486,000, and 8,116,000 weighted average shares for 1999, 1998 and 1997 respectively.

     The Company split its Common Stock 5 for 1, with shareholders receiving four additional shares for each share owned as of April 20, 1998, the record date for the split. The payment date was May 7, 1998. Accordingly, all share and earnings per share information has been restated to give effect to the split. Prior year issued shares are restated as if the stock split occurred prior to September 30, 1996, although the Company's Articles of Incorporation would not have permitted such an action.

     Related party transactions

     As a result of the Merger (See Note 12), the Company entered into a monitoring agreement with its majority shareholder, effective February 10, 1998 requiring a $500,000 annual payment and reimbursement of expenses. During the year ended September 30, 1999 and 1998, the Company incurred $535,000 and $362,000, respectively, of expense under the agreement. In addition, certain members of management have entered into an agreement with the majority shareholder whereby they will receive consideration upon the attainment of certain financial measures as defined in the agreement.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies (continued)
     ------------------------------------------

     During the year ended September 30, 1998, the Company paid $1,104,000 to a minority shareholder for consulting services. No such expenses were incurred during the years ended September 30, 1999 and 1997.

     Certain reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.


2.   Business acquisitions and dispositions
     --------------------------------------

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

     1999

     In December 1998, the Company purchased substantially all of the independent telco interests in three managed RSA markets and one managed MSA market in South Dakota for approximately $55,766,000. In April 1999, the Company purchased the remaining independent telco interests for approximately $2,000,000 in cash.

     In July 1999, the Company purchased an additional 51% interest in one managed Colorado RSA market for 190,360 shares of the Company's stock valued at approximately $5,270,000.

     In September 1999, fifteen nonmanaged RSAs in Kansas in which the Company holds a 3.07% interest entered into a merger agreement with Alltel Corporation whereby the Company received 213,607 shares of Alltel Corporation common stock valued at approximately $15,033,000 in exchange for its interest in the RSAs.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business acquisitions and dispositions (continued)
     --------------------------------------------------

     The following represents the pro forma results of operations as if the above noted acquisitions and dispositions had occurred at the beginning of the respective period in which the acquisition or disposition occurred, as well as at the beginning of the immediately preceding period:

                                                            Years ended September 30,
                                                   -------------------------------------------
                                                    1999                1998             1997
                                                   -----                ----             -----
                                                    (Amounts in thousands, except per share data)
     Revenues                                      $213,706            $185,820        $158,585
     Equity in net income (loss) of affiliates       12,550               3,377          (8,204)
     Income (loss) before extraordinary charge       25,787             (21,972)          1,936
     Net income (loss)                               25,787             (55,472)          1,936
     Basic net income (loss) per common share          1.13               (1.41)            .03
     Diluted net income (loss) per common share        1.12               (1.41)            .03

     Subsequent to September 30, 1999, the Company purchased substantially all of the remaining independent telco interests in one managed MSA market and two managed RSA markets in Colorado for approximately $15,300,000 in cash, which was held in escrow at September 30, 1999, and assumption and forgiveness of $7,890,000 of debt.

     In June 1999, the Company entered into a definitive agreement to sell its interests in four managed RSA markets and a portion of its interest in a fifth managed RSA market in Iowa for approximately $83,300,000 in cash and repayment of debt totaling approximately $2,229,000. Closing of the transaction is subject to regulatory and other approvals. The transaction is expected to result in a gain on sale of $63,000,000. These interests contributed $3,070,000 to the Company's net income in the year ended September 30, 1998.


3.   Investment in and advances to affiliates
     ----------------------------------------

     Investment in and advances to the Company's nonconsolidated affiliates consisted of the following:

                                                     September 30,
                                                     -------------
                                                 1999            1998
                                                 ----            ----
                                                 (Amounts in thousands)
     Investment                                   $ 6,696        $ 15,704
     Equity in net income (loss) - cumulative       4,204         (10,031)
     Advances and other                            17,312          31,402
                                                  -------        --------

                                                  $28,212        $ 37,075
                                                  =======        ========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     The combined financial position of the nonconsolidated affiliates is as follows:

                                                                               September 30,
                                                                            -------------------
                                                                         1999                 1998
                                                                         ----                 ----
                                                                           (Amounts in thousands)
     Current assets                                                       $ 24,283             $  9,782
     Investment in affiliated limited partnerships                           7,859                8,973
     Property and equipment, net of accumulated
        depreciation                                                        15,835               16,917
     Other assets                                                              509                2,031
                                                                          --------             --------

      Total assets                                                        $ 48,486             $ 37,703
                                                                          ========             ========

     Due to CommNet Cellular Inc.                                         $    889             $    854
     Due to Cellular, Inc. Financial Corporation                            11,567               23,210
     Other liabilities                                                       2,489                5,382
     Minority interests                                                      1,237                1,020
     Owners' equity                                                         32,304                7,237
                                                                          --------             --------

     Total liabilities and owners' equity                                 $ 48,486             $ 37,703
                                                                          ========             ========

     Combined operations of these nonconsolidated affiliates are summarized as follows:

                                                                                            Years ended September 30,
                                                                                            -------------------------
                                                                                        1999            1998      1997
                                                                                      --------        --------   --------
                                                                                                (Amounts in thousands)

     Revenues                                                                         $ 25,812        $ 29,571   $ 28,539
     Operating costs                                                                   (20,831)        (21,653)   (33,729)
     Minority interests                                                                   (776)           (663)      (486)
     Equity in income of affiliates                                                      5,210           4,077      2,445
     Gain on sale of affiliate                                                          18,040               -          -
                                                                                      --------        --------   --------

     Net income (loss)                                                                $ 27,455        $ 11,332   $ (3,231)
                                                                                      ========        ========   ========

     Interest income on advances to affiliates was $2,022,000, $3,709,000 and $5,833,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     Certain advances to affiliates bear interest at the prime rate of Norwest Bank (8.25% at September 30, 1999 and 1998, and 8.50% at September 30, 1997) plus 2%. These advances to and receivables from affiliates are temporary in nature, and are generally refinanced under loan agreements with Cellular Inc. Financial Corporation ("CIFC"), a wholly-owned subsidiary of the Company. The CIFC loans generally bear interest at the 90-day LIBOR rate plus a margin (determined based upon the affiliates' leverage ratio) and are to be repaid from income derived from the operation of the cellular system or income derived from the affiliates' interest in the licensee providing cellular service.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Secured bank financing and note payable
     ---------------------------------------

     On September 18, 1997, the Company and CIFC entered into a secured financing agreement with The Chase Manhattan Bank as administrative agent and collateral agent, Chase Manhattan Bank Delaware as rating bank, and the other lenders named therein (the "Chase Credit Agreement") which provides for aggregate credit commitments of up to $760 million. All obligations of CIFC and the Company's wholly-owned subsidiaries (the "guarantors") under the Chase Credit Agreement are secured by first priority security interests in substantially all tangible and intangible assets, trademarks, tradenames and equipment of CIFC and the guarantors. CIFC's assets totaled approximately $253,591,000 and $294,235,000 at September 30, 1999 and 1998, respectively. In addition, the Chase Credit Agreement is secured by a first priority security interest in substantially all of the assets held by CommNet Cellular Inc. and certain of its wholly-owned subsidiaries, to the extent CommNet Cellular Inc. and such subsidiaries have the legal ability to pledge such assets. The Chase Credit Agreement includes limitations on dividends and distributions on common stock and other significant operating and financial restrictions and covenants, including limits on the ability of the Company and its subsidiaries to incur or prepay indebtedness, create liens, enter into leases or transactions with affiliates, sell assets, engage in mergers or acquisitions, make investments, and redeem or repurchase common stock or debt.

     Of the $760 million available under the Chase Credit Agreement, $680 million is comprised of term loans and $80 million is a revolver. On February 10, 1998 the entire term loan facility was borrowed by CIFC and remained outstanding at September 30, 1998 and 1999. Quarterly amortized principal payments on the term loans begin December 31, 1999 with the final principal payment due September 30, 2007.

     As mandated by the Chase Credit Agreement, the Company has fixed the interest rates on $408,000,000 of the borrowings through interest rate protection agreements in the form of one interest rate collar and two interest rate swaps with Chase. These agreements effectively reduce the interest rate exposure of the Company, and are accounted for as effective interest rate hedges.

     At September 30, 1999 and 1998, respectively, CIFC had borrowed $739,000,000 and $680,000,000 under the Chase Credit Agreement, of which $5,300,000 and $-0- were classified as current in 1999 and 1998, respectively. At September 30, 1999 and 1998, interest was fixed and payable at LIBOR plus margins of 1.75% to 3.50% and 2.00% to 3.50%, respectively, at an average rate of 7.69% and 8.53%, respectively. Interest rate margins are determined for $200 million of the term loans and revolving loans based on the Company's leverage ratio and are set at three levels for the remaining $480 million of term loans. A commitment fee is payable by CIFC under the Chase Credit Agreement on the average daily unborrowed commitment. At September 30, 1999, the commitment fee was .375% per annum.

     Four consolidated affiliates of the Company have entered into financing arrangements with First Union National Bank (formally CoreStates Bank, N.A.) and CoBank, ACB to refinance prior indebtedness, finance working capital and capital
expenditures and fund distributions to its partners.   At September 30, 1999 the
loan commitments under the four third-party loans were $13,200,000. The outstanding amounts under the four third-party loans at September 30, 1999 and 1998 were $9,977,000 and $2,916,000, respectively, at interest rates ranging from 6.875% to 7.311% at September 30, 1999 and 7.00% at September 30, 1998.
The loans are collateralized by real estate and all equity interests.

     Aggregate maturities of the secured bank financing and note payable for
each of the next five years ending September 30 are as follows:   2000 -
$6,391,000; 2001 - $23,643,000; 2002 - $36,606,000; 2003 - $41,730,000; 2004 -
$53,036,000; 2005 and thereafter - $587,571,000.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Senior and subordinated debt
     ----------------------------

     In September 1993, the Company completed an offering of $176,651,000 aggregate principal amount of 11 3/4% Senior Subordinated Discount Notes Due 2003. The notes were issued at a substantial discount from their principal amount resulting in gross proceeds to the Company of approximately $100,000,000. After deducting offering costs, net proceeds were $96,740,000. The notes were general unsecured obligations of the Company and were subordinate in right of payment to all Senior Debt of the Company. From September 1993 through August 1998 interest accreted into the principal balance. Commencing September 1, 1998, interest accrued until maturity on the notes at the rate of 11 3/4% per annum. Interest on the discount notes was payable semi-annually on March 1 and September 1, commencing March 1, 1999.

     In July 1995, the Company completed an offering of $80,000,000 in aggregate principal amount of 11 1/4% Subordinated Notes due 2005. The notes were subordinate to all existing and future Senior Debt of the Company. Interest on the notes accrued from the original date of issuance at the rate of 11 1/4% per annum. Interest was payable in cash semi-annually on each January 1 and July 1.

     On February 10, 1998, the Company repurchased approximately $176,600,000 of the approximately $176,700,000 aggregate principal amount of its 11 3/4% Senior Subordinated Discount Notes and all of the $80,000,000 aggregate principal amount of its 11 1/4% Subordinated Notes in connection with the Merger (See
Note 12). As a result of the extinguishments, the Company recorded a $33,500,000 extraordinary charge during the fiscal year ended September 30, 1998 primarily as a result of prepayment call premiums.


6.   Commitments and contingencies
     -----------------------------

     The Company leases office space and equipment under agreements which provide for rental payments. Certain of these lease agreements contain renewal option clauses. Rent expense was $6,446,000, $6,368,000 and $5,266,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     The aggregate annual rental commitment as of September 30, 1999 is as follows (amounts in thousands):

                2000            $ 4,429
                2001              3,278
                2002              2,679
                2003              1,718
                2004                714
                Future years      3,984
                                -------
                                $16,802
                                =======

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Commitments and contingencies (continued)
     -----------------------------

     On May 15, 1989, the Company adopted a retirement savings plan (pursuant to Section 401(k) under the Internal Revenue Code) providing for a deferred compensation and Company matching provision. Under the plan, all full-time employees are permitted to contribute up to 15% of gross compensation, subject to certain limitations into the retirement plan and the Company will match at the minimum 25% of each employee's contribution up to 6% of the employee's eligible compensation. During the years ended September 30, 1999, 1998 and 1997, the Company contributed $215,000, $223,000, and $189,000 respectively as matching contributions.

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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Income taxes
     ------------

     At September 30, 1999, the Company had cumulative NOL carryforwards of $169,630,000 for income tax purposes and tax credit carryforwards of $942,000. On February 10, 1998, the company experienced an ownership change as defined under IRC (S)382. Accordingly, the pre-change NOL of $92,551,000 will be limited in utilization to $10,775,000 per year plus any adjustments necessary under IRC
(S)382. If not offset against taxable income, the tax loss carryforwards will expire between 2001 and 2019 and the tax credit carryforwards, if not offset against regular taxes, will expire between 2008 and 2019. The Company recognized an income tax benefit of $8,185,000 in 1999 due to the utilization of net operating loss carryforwards. There was no tax provision for the years ended September 30, 1998 and 1997 as a result of net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1999 and 1998, the Company's net deferred tax asset has been fully reserved with a valuation allowance. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                September 30,
                                           -----------------------
                                              1999         1998
                                           ----------   ----------
                                            (Amounts in thousands)
     Deferred tax assets:
       Net operating loss carryforwards      $ 64,459     $ 59,886
       Tax credit carryforwards                   942          942
       Intangible asset differences             5,923        6,912
       Inventory adjustments                      425          249
       Accrued liabilities                        841          412
       Other, net                                 344          324
       Other capitalized costs, net             7,106       10,901
                                             --------     --------
         Total deferred tax assets             80,040       79,626
                                             --------     --------

     Deferred tax liabilities:
       Difference in license costs             24,428       23,952
       Equity method investments               12,212        5,599
       Fixed asset differences                  9,139        8,137
                                             --------     --------
         Total deferred tax liabilities        45,779       37,688
                                             --------     --------

       Net deferred tax asset                  34,261       41,938
       Valuation allowance                    (34,261)     (41,938)
                                             --------     --------

     Net deferred taxes                      $      -     $      -
                                             ========     ========

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.   Income taxes (continued)
     ------------

     The following table reconciles the amount which would be provided by applying the 35% federal statutory rate to income before income tax expense to the federal income taxes actually provided:


                                                     Years ended September 30,
                                                     -------------------------
                                                      1998       1998     1997
                                                     ------     ------   ------
                                                       (Amounts in thousands)

     Income tax at federal statutory rate of 35%     $8,916   $(20,964)   $ 361

     Benefit of tax losses not recognized                 -     20,964        -

     Benefit due to utilization of regular tax
       NOL carryforwards                             (8,185)         -     (361)
                                                     ------     ------   ------

         Total income tax expense                    $  731     $    -   $    -
                                                     ======     ======   ======


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

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Common Stock options (continued)
     --------------------

     An analysis of options related to the Company's benefit plans is as follows:

                                                                                                            Weighted
                                       Omnibus Stock                                                        Average
                                            And                 Amended                Exercise             Exercise
                                      Incentive Plan             Plan                Price Range             Price
                                      --------------             ----                -----------             -----
Outstanding options at
 September 30, 1996                        8,006,875                              $0.84 - $5.125            $4.524
 Granted                                   1,476,250                              $        5.875            $5.875
 Forfeitures                                 (44,375)
 Exercised                                   (53,750)                             $2.60 - $5.125            $4.854
                                          ----------
Outstanding options at
 September 30, 1997                        9,385,000                              $0.84 - $5.875            $4.742
 Granted                                           -
 Forfeitures                                       -
 Exercised                                   (82,220)                             $0.84 - $5.875
 Transfer to amended plan                 (4,835,225)         4,835,225
 Options canceled per Merger              (4,359,805)        (3,237,275)
                                          ----------         ----------
Options outstanding at
 September 30, 1998                          107,750          1,597,950           $0.84 - $3.162            $ 1.42
 Granted                                           -                  -
 Forfeitures                                       -                  -
 Exercised                                         -                  -
Options outstanding at
 September 30, 1999                          107,750          1,597,950           $0.84 - $3.162           $ 1.42
                                          ==========         ==========


Options available for grant at
 September 30, 1999                                -                  -
                                          ==========         ==========


     In September 1995, the Company granted options to purchase 300,000 shares of Common Stock to a former officer at an exercise price of $6.075. These options were exercisable over a period of four years from the date of grant. In June 1996, options to purchase 150,000 of these shares were canceled. The remaining 150,000 shares were canceled per the Merger agreement.

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

     Stock-based compensation

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. Under APB 25, no compensation expense is recognized for options granted to employees which are at or above market value.

     During the year ended September 30, 1998, the Company and certain option holders negotiated certain changes to the terms of option agreements affecting most, but not all of the outstanding options. A portion of the vested value of the options were paid in cash based on the price of common shares on the date of Merger and, pursuant to APB 25, $13,400,000 of compensation expense was recorded in February 1998. In addition, options outstanding that were not paid in cash on the date of the Merger were changed such that the expiration date of options was extended from ten years after date of grant to February 5, 2008. However, any appreciation in the value of an option due to increases in the value of Common Stock over $36 ($7.20 on a post-split basis) per share (the value of a share of Common Stock on February 10, 1998, the date of the Merger) became subjected to vesting over six years, with a limit on vesting of 75% of such appreciation until a liquidation event as defined in the replacement stock option agreements. In addition, the number of options and exercise prices were reduced such that the value of unexercised options on February 10, 1998 remained constant and the number of shares subject to all options held by participants bore the same relationship to the total number of shares of common stock outstanding on a fully-diluted basis after the Merger. These changes created a new measurement date for options in a transaction not involving cash, resulting in recognition of $12,652,000 of compensation recorded as capital in excess of par value and $10,400,000 recorded in 1998 as compensation expense. The excess $2,252,000 of compensation has been recorded as a component of equity and will be recognized as compensation expense ratably over the vesting period.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's pro forma net income and earnings per share would have been as follows:


                                           1999      1998       1997
                                          -------  ---------  --------

          Pro forma net income (loss)     $14,643  $(60,101)  $(9,798)
          Pro forma basic and diluted
               income (loss) per share    $  0.64  $  (1.53)  $  (.14)


     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.67% and 6.10%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .41 and .36; and a weighted average expected life of the option of six years for 1998 and eight years for 1997. The weighted average fair value of options granted during the years ended September 30, 1998 and 1997 was $28.90 and $15.68, respectively. There were no option grants during the year ended September 30, 1999.

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


9.   Employee stock ownership plan
     -----------------------------

     On October 1, 1988, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The cost of the ESOP is borne by the Company through annual contributions to a trustee in amounts determined by the Board of Directors. Employees are eligible to participate in the ESOP after one year of service. Shares of Common Stock acquired by the ESOP are to be allocated to each employee and held until the employee's retirement or death. The employee can also choose early withdrawal under certain circumstances. Each employee's account vests ratably over a period of five years. Contributions totaling approximately $598,000 (83,605 shares) were made to the ESOP for the year ended September 30, 1997. Shares are deemed issued for accounting purposes in the year that ESOP contribution expense is recognized. In connection with the Merger, the ESOP was terminated in 1998.


10.  Stockholders' equity
     --------------------

     In December 1990, the Board of Directors declared a dividend distribution of one right (a "Right") attached to each outstanding share of the Company's Common Stock at any point in time. Each Right, when exercisable, entitles the registered holder to purchase from the Company one -hundredth of a share of Series A Preferred Stock, at a price of $9 per one -hundredth of a share, subject to adjustment (the "Purchase Price").

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

     In March 1997, the Company entered into a Retirement and Consulting Agreement with an executive officer, whereby upon retirement from the Company 82,090 shares of restricted stock will be issued. As a result of the agreement, the Company recorded $458,000 of deferred compensation.

     In September 1999, the Company issued 3,000 shares of Common Stock to two of its nonemployee directors in accordance with an agreement and recognized $93,000 of expense.

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

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1999 and 1998 are as follows:

                                                        Carrying Amount                        Fair Value
                                                        ---------------                        ----------
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
                                                                       (Amounts in thousands)

Cash, cash equivalents and cash in escrow          $ 27,194          $ 26,153          $ 27,194          $ 26,153
Trading securities                                   15,033                 -            15,033                 -
Advances to affiliates and other                     17,312            31,402            17,312            31,402
Notes payable                                         9,977             2,916             9,977             2,916
Secured bank financing                              739,000           680,000           739,000           680,000
11  3/4% senior subordinated discount notes               -                83                 -                88

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       The Blackstone Merger
       ---------------------

     On February 10, 1998, the Company consummated a recapitalization whereby AV Acquisition Corp., ("Newco"), a subsidiary of Blackstone CCI Capital Partners L.P., a Delaware limited partnership (the "Partnership") affiliated with Blackstone Management Associates II L.L.C., a Delaware limited liability company ("Blackstone"), was merged into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated May 27, 1997 (the "Blackstone Merger Agreement"). At the effective time of the Merger, each share of Common Stock issued and outstanding (other than those shares described below) was converted, at the election of the holder thereof and subject to the terms of the Blackstone Merger Agreement, into either (a) the right to receive $36.00 ($7.20 on a post-split basis) in cash or (b) the right to retain one fully paid and nonassessable share of Common Stock. The following shares of Common Stock were not subject to conversions pursuant to the Merger: shares of Common Stock held by the Partnership, and partnerships affiliated with Blackstone that acquired interests in Newco prior to the consummation of the Merger, Newco, and any wholly-owned subsidiary of the Company or any wholly-owned subsidiary of Newco; fractional shares that were converted to cash; and shares of Common Stock in respect of which dissenters' rights had been properly exercised. The election to retain Common Stock was subject to proration so that, following the Merger, 2,943,055 shares (representing approximately 4% of the issued and outstanding Common Stock) were retained by existing shareholders of the Company, representing approximately 13% of the shares of the Company issued and outstanding immediately after the Merger. The shares of Common Stock owned by the shareholders of Newco represent approximately 87% of the shares of the Company issued and outstanding after the Merger, resulting in such shareholders of Newco becoming the controlling shareholders of the Company.

13.  The Vodafone Airtouch PLC Merger
     --------------------------------

     On July 18, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement and Plan of Merger) with Vodafone AirTouch PLC (Vodafone) and Pacific Telecom Cellular of Colorado, Inc. (PTCCI) whereby PTCCI would merge with and into CommNet Cellular Inc. and the owner of each outstanding share of the Company's common stock would receive $31.00 per share plus interest at the rate of 8% from the date of Agreement and Plan of Merger until closing. Upon completion of the transaction, Vodafone will own all the outstanding shares of the Company. The merger is subject to certain conditions, including approval from the Federal Communications Commission. In connection with the execution and delivery of the Agreement and Plan of Merger and the transactions contemplated thereby, Vodafone and BCP CommNet L.P. ("BCP"), the owner of approximately 86% of the Company's common stock, have entered into a Voting Agreement, dated as of July 18, 1999, pursuant to which BCP has agreed to vote all the shares of the Company's common stock owned by it in favor of the merger upon the terms and subject to the conditions set forth in the Voting Agreement. The Agreement and Plan of Merger and Voting Agreement have been filed with the Securities and Exchange Commission, as exhibits to the Company's Form 8-K on July 21, 1999. On December 23, 1999, the FCC adopted an order granting transfers of licenses sufficient to consummate the merger with Vodafone.

                             COMMNET CELLULAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.  Quarterly financial data (unaudited)
     ------------------------------------

     Quarterly financial data and per share data are presented below (amounts in thousands, except for per share data):

                                                First        Second         Third       Fourth
     Quarterly Financial Data                  Quarter       Quarter       Quarter      Quarter
     ------------------------                  -------       -------       -------      -------
     1999

     Revenues                                  $47,234      $ 43,771      $ 53,930      $66,041

     Operating income                            8,150         7,868        20,580       29,577

     Net income (loss)                          (5,717)       (6,264)        5,373       32,081

     Basic net income (loss) per share         $ (0.25)     $  (0.28)     $   0.24      $  1.41

     Diluted net income (loss) per share       $ (0.25)     $  (0.28)     $   0.24      $  1.40

     --------------------------------------------------------------------------------------------

     1998

     Revenues                                  $39,344      $ 34,499      $ 42,780      $54,812

     Operating income (loss)                     8,270       (11,211)        2,141       21,384

     Income (loss) before
            extraordinary charge                 1,000       (21,304)      (12,958)       6,285

     Net income (loss)                           1,000       (54,804)      (12,958)       6,285

     Basic and diluted income
            (loss) per share:
            Income (loss) before
              extraordinary charge             $  0.01      $  (0.49)     $  (0.57)     $  0.28
            Basic and diluted net
              income (loss)                    $  0.01      $  (1.27)     $  (0.57)     $  0.28

                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.


          The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                       Age     Position
----                       ---     --------
Arnold C. Pohs              71     Chairman of the Board, Chief Executive Officer and Director

Daniel P. Dwyer             40     President, Chief Operating Officer and Director

Timothy C. Morrisey         46     Executive Vice President - Sales Operations

Andrew J. Gardner           45     Executive Vice President, Treasurer and Chief Financial Officer

David S. Lynn               42     Executive Vice President - Network Operations

James C. Everson            49     Vice President, Secretary and General Counsel

Mark T. Gallogly (2)        42     Director

Lawrence H. Guffey (2)      31     Director

Simon P. Lonergan (1)       31     Director

William J. Ryan (1)(2)      67     Director

John P. Scully (1)(2)       53     Director

Peter F. Wallace            24     Director

__________

(1)  Member Audit Committee.

(2)  Member Compensation Committee.

          Arnold C. Pohs has been Chairman of the Board of the Company since February 1991, Chief Executive Officer since August 1989 and a director since September 1985. Mr. Pohs served as President of the Company from August 1989 until December 1998 and Executive Vice President of the Company from January 1986 through August 1989. Mr. Pohs was designated Chief Operating Officer of the Company in August 1987, prior to which time he was the Chief Financial Officer of the Company. Mr. Pohs is Chairman Emeritus of the Board of Directors of the Cellular Telecommunications Industry Association and currently serves as a director and a member of the Executive Committee of the CTIA Board. He is a member of the board and past Chairman of the CTIA Foundation for Wireless Telecommunications.

          Daniel P. Dwyer has been President and Chief Operating Officer of the Company since December 1998 and a director of the Company since March 1990. Mr. Dwyer was Executive Vice President of the Company from November 1992 to December 1998, Chief Financial Officer from August 1988 to December 1998 and Treasurer

                                     III-1
from August 1987 to December 1998. He was Vice President - Finance of the Company from November 1989 until November 1992, Secretary from August 1987 until March 1990, Assistant Secretary from January 1987 until August 1987, Controller from May 1986 until November 1988 and accounting manager for the Company from March 1986 until May 1986. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

          Timothy C. Morrisey was named Executive Vice President - Sales Operations of the Company in November 1996. He was Senior Vice President-Sales Operations from February 1995 until November 1996 and General Sales Manager of the Company's Midwest Region from July 1993 until February 1995.

          Andrew J. Gardner was named Executive Vice President, Treasurer and Chief Financial Officer of the Company in December 1998. Mr. Gardner was Senior Vice President from July 1994 to December 1998 and Controller from November 1992 to December 1998. He was Vice President from November 1992 to July 1994 and Assistant Vice President - Accounting and Tax from July 1990 to October 1992.

          David S. Lynn was named Executive Vice President - Network Operations of the Company in December 1998. Mr. Lynn was Senior Vice President - Network Operations of the Company from July 1994 to December 1998. He was Vice President -Network Operations from March 1993 until July 1994, Vice President - Network Development from February 1992 until March 1993, Assistant Vice President -Finance from June 1990 until February 1992, Controller from November 1988 until June 1990 and Manager, Financial Reporting from August 1988 until November 1988.

          James C. Everson was named General Counsel and Secretary of the Company in March 1998. He was Vice President - Legal Affairs from March 1996 to March 1998 and has been legal counsel to the Company since March 1992.

          Mark T. Gallogly was designated a director of the Company in February 1998. Mr. Gallogly is a member of the limited liability company which acts as the general partner of the general partner of BCP CommNet L.P. He is a Senior Managing Director of The Blackstone Group L.P. and has been with Blackstone since 1989. Mr. Gallogly is a member of the boards of directors of Centennial Cellular Corp. and Livewire Media.

          Lawrence H. Guffey was designated a director of the Company in February 1998. Mr. Guffey is a member of the limited liability company which acts as the general partner of the general partner of BCP CommNet L.P. He is Managing Director of The Blackstone Group L.P., with which he has been associated since 1991. He is a member of the boards of directors of Centennial Cellular Corp. and Livewire Media.

          Simon P. Lonergan was designated a director of the Company in February 1998. Mr. Lonergan is a Principal of The Blackstone Group L.P., which he joined in 1996. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Advisory Committee of Graham Packaging Company.

          William J. Ryan was designated a director of the Company in May 1998. Mr. Ryan was previously CEO of Price Communications Wireless, a subsidiary of Price Communications Corporation ("Price"). From 1995 to October 1997, Mr. Ryan was President & CEO of Palmer Wireless, Inc. Prior thereto, he was President & CEO of Palmer Communications Incorporated. Mr. Ryan is currently Trustee, Naples Community Hospital; Vice Chairman, Naples Philharmonic Center for the Arts; Director, Florida Council on Economic Education; Member CATV Pioneers, Broadcast Pioneers, and the International Radio & Television Society.

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

                                     III-2

(past chairman), the Denver Center for the Performing Arts, the State Board of Agriculture, the Urban League of Metro Denver and the National Exchange Carrier Association.

          Peter F. Wallace was designated a director of the Company in December 1998. Mr. Wallace has been associated with The Blackstone Group L.P. since 1997. Prior to joining Blackstone Mr. Wallace studied at Harvard University. He is a member of the boards of directors of Volume Services, Inc. and Service America Corporation.

Item 11.  Executive Compensation.

Board Compensation.

          Board members other than John P. Scully and William J. Ryan are not paid for service on the Board. Messrs. Ryan and Scully are paid an annual retainer of $15,000 plus $1,000 for special meetings and will receive a stock grant annually of 1,500 shares of the common stock of the Company.

                                     III-3

                          SUMMARY COMPENSATION TABLE


          The following table sets forth the compensation received by the named Executive Officers for each of the three years ended September 30, 1999.

                                                                                             Long-Term
                                                      Annual Compensation                   Compensation
                                                      -------------------                   ------------
   Name and Principal Position     Year    Salary ($)     Bonus ($)    All Others ($)(1)     Options (#)     All Others ($)(2)
   ---------------------------     ----    ----------     ---------    -----------------    ------------     -----------------
Arnold C. Pohs...................  1999       500,000       260,607               5,139                -                      -
   Chairman of the Board and       1998       450,000       242,811               3,703                -                  7,088
    Chief Executive Officer        1997       400,000       234,944              10,778                -                  9,750


Daniel P. Dwyer..................  1999       400,000       208,486               2,842                -                      -
   President and Chief Operating   1998       350,000       151,082               8,006                -                  7,088
    Officer                        1997       300,000       140,966               4,242                -                  9,750


Timothy C. Morrisey..............  1999       200,000        81,794              10,456                -                      -
   Executive Vice President -      1998       175,000        74,141               6,256                -                  7,088
   Sales Operations                1997       158,000        72,978              11,463                -                  9,750


David S. Lynn....................  1999       180,000        71,136               6,763                -                      -
   Executive Vice President -      1998       165,000        54,537                  58                -                  7,088
   Network Operations              1997       148,000        51,950                   -                -                  9,650


Andrew J. Gardner................  1999       178,958        70,724               5,727                -                      -
   Executive Vice President        1998       155,000        51,232                  58                -                  7,088
   Treasurer and Chief             1997       138,000        49,075                   -                -                  9,750
   Financial Officer

__________
(1) The amounts shown represent premiums paid on supplemental health benefits for certain named executives.

(2) The amounts shown represent contributions by the Company to defined contribution plans.

                                     III-4

Change in Control Agreements
----------------------------

          In July 1993, the Board of Directors approved change in control agreements with Messrs. Pohs and Dwyer. In November 1995, the Board authorized comparable agreements with Messrs. Gardner, Lynn and Morrisey, the Company's Executive Vice President, Treasurer and Chief Financial Officer, Executive Vice President - Network Operations, and Executive Vice President - Sales Operations, respectively.. The purpose of these agreements is to reinforce and encourage the officers to maintain objectivity and a high level of attention to their duties without distraction from the possibility of a change in control of the Company. These agreements provide that in the event of a change in control of the Company, as that term is defined in the agreements, each officer is entitled to receive certain severance benefits upon the subsequent termination or constructive termination of employment, unless such termination is due to death, disability or voluntary retirement; unless the termination is by the Company for cause (as defined in the agreements) or is by the officer for other than good reason (as defined in the agreements).

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

                                     III-5

                        1999 AGGREGATED OPTION EXERCISES
                           AND YEAR-END OPTION VALUES


          The following table provides information on the value of unexercised options at September 30, 1999.

                                                                               Value of Unexercised
                                Number of Unexercised Options at               In-the-Money Options
                                         Fiscal Year End                        at Fiscal Year End
                              ------------------------------------      ---------------------------------
          Name                     Vested           Unvested (1)            Vested             Unvested
          ----                     -------          --------                ------             --------
Arnold C. Pohs                     933,150                 -              $6,211,000         $21,829,000
Daniel P. Dwyer                    328,370                 -               2,131,000           7,682,000
Timothy C. Morrisey                 59,150                 -                 343,000           1,383,000
David S. Lynn                       90,740                 -                 565,000           2,096,000
Andrew J. Gardner                   48,760                 -                 307,000           1,140,000

(1) The option shares are 100% vested up to $36 ($7.20 on a post-split basis) per option. Any additional appreciation above $36 ($7.20 on a post-split basis) is subject to a six-year vesting schedule.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          At December 14, 1999, there were 22,861,345 shares of Common Stock of the Company issued and outstanding. As of such date options to purchase 1,700,700 shares were outstanding. Each holder of Common Stock, but not unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of stockholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the Nasdaq National Market under the symbol CELS.

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

                                     III-6

       Name and Address of                   Amount and Nature of             Percent of
         Beneficial Owner                    Beneficial Ownership               Class
         ----------------                    --------------------               -----
Arnold C. Pohs                                   1,015,240 (1)                   4.25%
8350 East Crescent Parkway
Englewood, Colorado 80111

Daniel P. Dwyer                                    328,370 (2)                   1.42%
8350 East Crescent Parkway
Englewood, Colorado 80111

William J. Ryan                                      6,500                        .02%
8111 Bay Colony Drive
Naples, Florida 34108

John P. Scully                                       1,500                        .00%
2828 Terry Lake Road
Fort Collins, CO 80523

BCP CommNet L.P.                                19,695,835                      86.17%
c/o The Blackstone Group
345 Park Avenue, 31/st/ Floor
New York, New York 10154

All executive officers and directors             1,556,825 (3)                   6.38%
(13 persons - stock, options and
restricted stock)

__________
(1) Includes options to purchase 933,150 shares of Common Stock and restricted stock to be granted subject to a retirement agreement of 82,090 shares.
(2)  Includes options to purchase 328,370 shares of Common Stock.
(3) Includes options to purchase 1,466,735 shares of Common Stock and 82,090 shares of restricted stock.


Item 13.  Certain Relationships and Related Transactions.

          None.

                                     III-6

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a)(1) Financial Statements
            --------------------

     1.     Independent Auditors' Report - Deloitte & Touche LLP

     2.     Report of Independent Auditors - Ernst & Young LLP

     3.     Consolidated Balance Sheets, September 30, 1999 and 1998

     4. Consolidated Statements of Operations, Years ended September 30, 1999, 1998 and 1997

     5. Consolidated Statements of Stockholders' Equity (Deficit), Years ended September 30, 1999, 1998 and 1997

     6. Consolidated Statements of Cash Flows, Years ended September 30, 1999, 1998 and 1997

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

            --------

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

     4.6 Rights Agreement Amendment dated as of July 18, 1999 between CommNet Cellular Inc. and State Street Bank and Trust Company. Incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K dated July 21, 1999.

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

            --------

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

     10.10 Agreement and Plan of Merger dated as of July 18, 1999 between Vodafone Airtouch Plc, Pacific Telecom Cellular of Colorado, Inc. and CommNet Cellular Inc. Incorporated herein by reference to
            Exhibit 2.1 to the Company's report on Form 8-K dated July 21, 1999.

     10.11 Voting Agreement dated as of July 21, 1999 between Vodafone Airtouch Plc and BCP CommNet Cellular L.P. Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K dated July 21, 1999.

     *21.1  Subsidiaries of the Company.

     *23.1  Consent of Independent Auditors - Deloitte & Touche LLP.

     *23.2  Consent of Independent Auditors - Ernst & Young LLP.
__________
* Filed herewith

     (b)    Reports on Form 8-K during the quarter ended September 30, 1999:

            Date of Report        Items Reported      Financial Statements Filed
            --------------        --------------      --------------------------
            July 21, 1999         Item 5, 7           None

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMNET CELLULAR INC.

                                           By: /s/ Daniel P. Dwyer
                                               -------------------------
                                               Daniel P. Dwyer, President

      Date:  December 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                                  Title                               Date
         ---------                                  -----                               ----
/s/ Daniel P. Dwyer                 President, Chief Operating Officer and       December  29, 1999
----------------------------
Daniel P. Dwyer                         Director


/s/ Andrew J. Gardner               Executive Vice President, Treasurer, Chief   December  29, 1999
----------------------------            Financial Officer and Director
Andrew J. Gardner


/s/ Randy L. Lazzell                Vice President and Controller (Principal     December  29, 1999
----------------------------            Accounting Officer)
Randy L. Lazzell


/s/ Mark T. Gallogly                Director                                     December  29, 1999
----------------------------
Mark T. Gallogly


/s/ Lawrence H. Guffey              Director                                     December  29, 1999
----------------------------
Lawrence H. Guffey


/s/ Peter M. Wallace                Director                                     December  29, 1999
----------------------------
Peter M. Wallace


/s/ Simon P. Lonergan               Director                                     December  29, 1999
----------------------------
Simon P. Lonergan


/s/ William J. Ryan                 Director                                     December  29, 1999
----------------------------
William J. Ryan


/s/ John P. Scully                  Director                                     December  29, 1999
----------------------------
John P. Scully

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                 Condensed Financial Information of Registrant

                            (Amounts in thousands)


CONDENSED BALANCE SHEETS
------------------------

                                             September 30,
                                       --------------------------
                                             1999        1998
                                             ----        ----
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $ 11,316    $ 25,253
  Trading securities                           15,033           -
  Accounts receivable                               6           4
  Inventory and other                           7,025       6,632
                                            ---------   ---------
     Total current assets                      33,380      31,889

  Property, plant and equipment                66,232      55,177
  Less allowance for depreciation              27,606      23,776
                                            ---------   ---------
                                               38,626      31,401

OTHER ASSETS
  Investment in and advances to
   subsidiaries and affiliates                 14,773       8,389
  Other                                        21,398       5,330
                                            ---------   ---------
                                               36,171      13,719
                                            ---------   ---------
                                            $ 108,177   $  77,009
                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                         $  14,286   $  14,366

LONG-TERM DEBT                                      -          83

INVESTMENT IN CIFC                            398,008     398,008

STOCKHOLDERS' EQUITY
  Common stock                                      5           5
  Other stockholders' equity                 (304,122)   (335,453)
                                            ---------   ---------
                                             (304,117)   (335,448)
                                            ---------   ---------
                                            $ 108,177   $  77,009
                                            =========   =========

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)

                            (Amounts in thousands)


CONDENSED STATEMENTS OF OPERATIONS
----------------------------------

                                                 Years ended September 30,
                                              --------------------------------
                                                  1999        1998       1997
                                                  ----        ----       ----
COST AND EXPENSES
 General and administrative                     $ 56,926    $ 72,032   $ 35,820
 Depreciation and amortization                     8,573       8,394      7,217
 Less amounts allocated to subsidiaries
   and affiliates                                (59,819)    (55,662)   (42,526)
                                                --------    --------   --------

NET LOSS BEFORE EQUITY IN
NET INCOME OF SUBSIDIARIES AND
AFFILIATES, GAINS ON SALES OF AFFILIATES
AND INTEREST INCOME AND EXPENSE                   (5,680)    (24,764)      (511)


 Equity in net income (loss) of
  subsidiaries and affiliates                     15,952       2,172     12,814
 Gains on sales of affiliates                     12,336           -        350
 Interest expense                                  1,319     (10,507)   (26,170)
 Interest income                                   1,546       6,122     14,549
                                                --------    --------   --------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY CHARGE                           $ 25,473    $(26,977)  $  1,032

Extraordinary charge related to early
 extinguishment of long-term debt                      -     (33,500)         -
                                                --------    --------   --------

NET INCOME (LOSS)                               $ 25,473    $(60,477)  $  1,032
                                                ========    ========   ========

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)

                            (Amounts in thousands)


CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                             Years ended September 30
                                        ----------------------------------
                                            1999        1998       1997
                                            ----        ----       ----

CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     $  4,801   $  (11,272) $  34,611

INVESTING ACTIVITIES
 Acquisition of interests in affiliates    (57,766)          -          -

 Additions to property and equipment       (14,969)       (666)    (5,792)
 Dividends received from subsidiary              -     427,715          -
 Additions (Reductions) to investment
  in affiliates                             70,432      73,281    (19,581)
 Additions to other assets                 (16,352)     (3,975)    (2,437)
 Payments received on advances to
  affiliate                                      -     148,333          -
                                          --------   ---------   --------
CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                                 (18,655)    644,688    (27,810)

FINANCING ACTIVITIES
 Reductions to capital lease                     -        (158)      (301)
 Repurchase of Common Stock                      -           -     (2,933)
 Issuance of Common Stock, net of
  offering costs                                 -     128,176        221
 Payment of 11 3/4% senior
  subordinated discount notes                  (83)   (165,662)         -
 Payment of 11 1/4% subordinated notes           -     (80,000)         -
 Extraordinary charge related to
   extinguishment of long-term debt              -     (29,015)         -
 Conversion of Common Stock as a
  condition of the Merger                        -    (475,496)         -
                                          --------   ---------   --------
CASH USED BY FINANCING ACTIVITIES              (83)   (622,155)    (3,013)
                                          --------   ---------   --------

INCREASE (DECREASE) IN CASH                (13,937)     11,261     (3,788)

BEGINNING OF YEAR CASH AND CASH
 EQUIVALENTS                                25,253      13,992     10,204
                                          --------   ---------   --------

END OF YEAR CASH AND CASH EQUIVALENTS     $ 11,316   $  25,253   $ 13,992
                                          ========   =========   ========

                             COMMNET CELLULAR INC.

                                  SCHEDULE I

                 Condensed Financial Information of Registrant
                                  (continued)

                            (Amounts in thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Write-off of offering costs included in extraordinary
  loss on early extinguishment of long-term debt                $     -  $4,485   $     -

Purchase of interests in affiliates by issuance of Common Stock   5,270       -         -

Receipt of Alltel common stock from sales of interests in
  Affiliates                                                     15,033       -         -

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

     Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

                             COMMNET CELLULAR INC.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                                              Additions
                                              -------------------------------------------
                                                                          Charged to
                                Beginning            Charged to             Other                                   Ending
       Description               Balance          Costs & Expenses         Accounts         Deductions (1)          Balance
-------------------------     -------------     --------------------   ----------------    -----------------    ---------------
Allowance for doubtful
     accounts:
     Fiscal year 1999            $2,487,000               $6,241,000        $        -           $3,034,000         $5,694,000
     Fiscal year 1998            $2,122,000               $2,088,000        $        -           $1,723,000         $2,487,000
     Fiscal year 1997            $1,947,000               $3,789,000        $        -           $3,614,000         $2,122,000

(1)  All deductions are the result of actual write-offs to accounts receivable.